Form 10-Q
period 1996-06-30
TCSI CORP
filed 1996-08-14
CIK 875315

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377

                             TCSI Corporation
- ---------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

               NEVADA                              68-0140975
 ---------------------------------    -----------------------------------
  (State or other jurisdiction of    (I.R.S. Employer identification no.)
   incorporation or organization)

   2121 Allston Way, Berkeley, CA                    94704
 ---------------------------------    -----------------------------------
(Address of principal executive offices)           (Zip code)

                     Telephone number  (510) 649-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes / X /  No /  /

As of July 31, 1996, there were 21,000,224 shares of common stock of the Registrant outstanding.

                             TCSI Corporation
                                FORM 10-Q
                                  INDEX
                                                                   Page No.
Part I. Financial Information

     Item 1. Consolidated Financial Information

          Consolidated Statements of Income for the Three and Six Months
           Ended June 30, 1996 and 1995 (Unaudited)......................3

          Consolidated Balance Sheets at June 30, 1996 (Unaudited)
           and December 31, 1995.........................................4

          Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1996 and 1995 (Unaudited)......................5

          Notes to Consolidated Financial Information (Unaudited)........6

     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations......................8

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders........19

     Item 6.  Exhibits and Reports on Form 8-K...........................20

                      PART I. FINANCIAL INFORMATION
                Item 1. Consolidated Financial Information

                             TCSI Corporation
              CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
                  (In thousands, except per share data)


                                    Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                    ------------------   ------------------
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------
Revenues:
  Services                          $ 12,962  $ 10,026   $ 25,545  $ 20,472
  Software licensing fees              4,438     3,345      7,554     5,611
  Equipment                            4,431         -      7,270         -
                                    --------  --------   --------  --------

Total revenues                        21,831    13,371     40,369    26,083
                                    --------  --------   --------  --------

Costs and expenses:
  Services                             6,824     5,522     12,952    11,514
  Equipment                            4,156         -      6,810         -
  Product development                  1,487         -      2,491         -
  Selling, general, and administrative 5,899     5,232     11,182     9,442
                                    --------  --------   --------  --------

Total costs and expenses              18,366    10,754     33,435    20,956
                                    --------  --------   --------  --------

Income from operations                 3,465     2,617      6,934     5,127

Interest income                          664       237        946       443
                                    --------  --------   --------  --------

Income before income taxes             4,129     2,854      7,880     5,570

Provision for income taxes             1,321       978      2,521     1,930
                                    --------  --------   --------  --------

Net income                          $  2,808  $  1,876   $  5,359  $  3,640
                                    ========  ========   ========  ========

Earnings per share                  $   0.13  $   0.10   $   0.25  $   0.19
                                    ========  ========   ========  ========

Shares used in calculation of
 earnings per share                   22,191    19,140     21,042    18,984
                                    ========  ========   ========  ========

The accompanying notes are an integral part of this financial information.

                             TCSI Corporation
                       CONSOLIDATED BALANCE SHEETS
                (In thousands, except for per share data)

                                               June 30,    December 31,
                                                 1996           1995
                                             -----------   -------------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                    $ 32,328       $ 16,946
  Investments in marketable securities            6,742          5,081
  Receivables                                    22,123         16,500
  Equipment receivables                           7,270              -
  Deferred income taxes                           1,747          1,913
  Other current assets                            1,376          3,068
                                               --------       --------

Total current assets                             71,586         43,508

Furniture, equipment, and leasehold
 improvements                                     6,801          5,134
Non-current investments in marketable securities  6,000              -
Non-current deferred income taxes                   510            429
Other non-current assets                            580            439
                                               --------       --------

Total assets                                   $ 85,477       $ 49,510
                                               ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accruals          $  4,508       $  4,005
  Accrued compensation and related costs          4,435          4,823
  Income taxes                                      409          3,306
                                               --------       --------

Total current liabilities                         9,352         12,134
                                               --------       --------

Shareholders' equity:
  Preferred shares, $0.01 par value;
   5,000 shares authorized;
   none outstanding                                   -              -
  Common shares, $0.10 par value;
   75,000 shares authorized; 20,910 shares
   issued and outstanding, at June 30, 1996
   and 18,602 at December 31, 1995                2,091          1,860
  Additional paid-in capital                     43,420         10,261
  Retained earnings                              30,614         25,255
                                               --------       --------

Total shareholders' equity                       76,125         37,376
                                               --------       --------

Total liabilities and shareholders' equity     $ 85,477       $ 49,510
                                               ========       ========

The accompanying notes are an integral part of this financial information.

                             TCSI Corporation
            CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                              (In thousands)


                                                  Six Months Ended
                                                      June 30,
                                              -----------------------
                                                 1996           1995
                                               --------       --------
Operating activities:
  Net income                                   $  5,359       $  3,640
  Adjustments to reconcile net income
   to net cash used in operations:
     Depreciation and amortization                1,416            640
     Deferred income taxes                           85           (388)
     Changes in:
       Receivables                               (5,623)        (4,046)
       Equipment receivables                     (7,270)             -
       Other current assets                       1,692           (471)
       Accounts payable and other accruals          503           (324)
       Accrued compensation and related costs      (388)         1,102
       Income taxes                               1,832           (407)
                                                --------       --------

Net cash used in operating activities            (2,394)          (254)
                                                --------       --------

Investing activities:
  Capital expenditures                           (3,083)        (2,512)
  Purchase of marketable securities             (11,911)        (1,980)
  Maturity of marketable securities               4,250          5,641
  Decrease (increase) in other
   non-current assets                              (141)            29
                                                --------       --------

Net cash provided by (used in)
 investing activities                           (10,885)         1,178
                                                --------       --------

Financing activities:
  Issuance (repurchase) of common shares         25,900           (536)
  Proceeds from exercise of options               2,761          1,981
  Tax benefit from exercise of options                -            840
                                                --------       --------

Net cash provided by financing activities        28,661          2,285
                                                --------       --------

Net increase in cash and cash equivalents        15,382          3,209

Cash and cash equivalents at beginning
 of period                                       16,946          3,680
                                                --------       --------

Cash and cash equivalents at end of period     $ 32,328       $  6,889
                                                ========       ========

Supplemental disclosure of cash flow
 information -
  Cash paid for income taxes                   $    604       $  1,886
                                                ========       ========


The accompanying notes are an integral part of this financial information.

                             TCSI Corporation
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial information has been prepared by TCSI Corporation (TCSI or the Company) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's 1995 Annual Report on Form 10-K.

2. Receivables and Credit Risk

     Receivable balances are primarily from large, credit-worthy customers in the telecommunications and transportation industries and are unsecured. The Company performs ongoing credit evaluations of these companies and generally does not require collateral. Reserves are maintained for potential credit losses.

     Receivables balances are as follows:


(In thousands)                                 June 30,     December 31,
                                                 1996           1995
                                               --------     ------------
Billed                                         $ 10,252       $  7,832
Unbilled                                         12,271          9,068
Reserve for doubtful accounts                      (400)          (400)
                                               --------       --------
                                               $ 22,123       $ 16,500
                                               ========       ========

     From time to time, the Company purchases equipment on behalf of its customers. The customer receivables are generally secured by the equipment. At June 30, 1996, unbilled receivable balances for such equipment totaled $7,270,000. The Company is earning market rate interest from the customer for these equipment purchases until paid.

3. Cash, Cash Equivalents, and Marketable Securities

     The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.
Investments and debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Investments and debt securities not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder's equity. Realized and unrealized gains and losses have been insignificant to the results of operations and financial position of the Company.

                             TCSI Corporation

4. Furniture, Equipment, and Leasehold Improvements

     Furniture, equipment, and leasehold improvements balances are as follows:

                                               June 30,     December 31,
                                                 1996           1995
                                               --------     ------------
Computer and office equipment                  $ 13,303       $ 11,094
Furniture and fixtures                            2,914          2,350
Leasehold improvements                            1,752          1,442
                                               --------       --------
                                                 17,969         14,886
Less accumulated depreciation and
 amortization                                   (11,168)        (9,752)
                                                --------       --------
                                               $  6,801       $  5,134
                                                ========       ========

5. Income Taxes

     The effective tax rate used in the calculation of the income tax provision for the three and six months ended June 30, 1996 was 32 percent (35 percent for the three and six months ended June 30, 1995). In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual net income, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

     As provided by tax regulations, the Company receives a tax benefit on the exercise of nonstatutory stock options for the amount of the fair market value at the time of exercise over the option exercise price. The Company will receive a tax benefit of $4,728,000 for the six months ended June 30, 1996 compared to $840,000 for the six months ended June 30, 1995.

6. Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25,"Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

7. Per Share Information

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. In May 1996, the Company declared a stock split whereby shareholders of record as of May 28, 1996 received three shares for every two shares of common stock held. All shares, common stock equivalents, and per share amounts applicable to prior periods have been restated to reflect the stock split (see Exhibit 11.1).

                             TCSI Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and in the Company's Form 10-K for the fiscal year ended December 31, 1995.

Results of Operations

     The Company provides services under level-of-effort and fixed-price contracts. Services revenues are recognized on the percentage-of-completion method. Service revenue is earned based on the percentage of contract costs incurred to date in relation to current total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period they are determined. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations.

     Revenues for the quarter ended June 30, 1996 increased 63 percent to $21.8 million from $13.4 million during the same period of 1995. For the six months ended June 30, 1996 and 1995, revenues were $40.4 million compared to $26.1 million, representing a 55 percent increase. The increase in revenues year-over-year is primarily the result of the continued growth of revenues from TCSI's flagship product, Object Services Package (OSP), and related object-oriented products and services. Second quarter OSP-related revenues increased 54 percent to $13.3 million in 1996 compared to $8.6 million in the same quarter of 1995. For the six months ended June 30, 1996, OSP-related revenues were $24.9 million, an increase of 60 percent over the same period in 1995. Software licensing fees for the quarter ended June 30, 1996 were $4.4 million, a 33 percent increase over the same period in 1995. For the six months ended June 30, software licensing fees increased 35 percent to $7.6 million in 1996 from $5.6 million during the same period a year ago. In the second quarter of 1996, the Company signed contracts with ten new customers which included four new software licensing agreements. In the near-term, management expects software licensing revenues to fluctuate from quarter to quarter as the result of a number of factors.* (See Factors that May Affect Future Results of Operations)

     Throughout 1996, the Company will be deploying a software solution relating to a development agreement entered into in late 1994. The deployment includes expected revenue of $11 million of equipment purchased on behalf of the customer. For the quarter ended June 30, 1996, the revenue related to this equipment totaled $4.4 million representing 20 percent of total revenues. For the first six months of 1996, equipment revenues relating to this customer were $7.3 million, representing 18 percent of total revenues. In addition, service revenues related to the deployment represented approximately 6 percent of total year-to-date revenues. See "Liquidity and Capital Resources."

- ---------------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Results of Operations" commencing on page 12 for a discussion of factors that could affect future performance.

                             TCSI Corporation

     In late 1995 and during the first half of 1996, the Company expanded its international operations to meet the growing demand for its products and services. As a result, revenues from Asia and the Pacific Rim doubled and represented approximately 28 percent of total revenues for both the three and six month periods ended June 30, 1996 compared to approximately 23 percent for the same two periods in 1995. Revenues from Europe increased to 10 percent of total revenues for the quarter ended June 30, 1996 compared to 8 percent for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, revenues from Europe increased to 11 percent of total revenues from 9 percent for the same period in 1995. The Company expects that the proportion of international revenues to total revenues may continue to vary in future periods.* (See Factors that May Affect Future Results of Operations - International Sales)

     Concentration of revenue from the Company's five largest customers increased to 63 percent for the six months ended June 30, 1996 compared to 49 percent for the same period in 1995. The increase was primarily due to software licensing fees and $7.3 million of equipment revenues (associated with one of the five largest customers). For the six months ended June 30, 1996, three of the five largest customers were among the top five customers for the six months ended June 30, 1995. Only two customers each represented more than 10 percent of total revenues for both the three and six months ended June 30, 1996. As the Company attempts to broaden its product and service offerings to existing customers, it anticipates that increasing amounts of revenues may be earned from such customers.* There can be no assurance, however, that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods.

     Cost of services increased 24 percent for the quarter ended June 30, 1996 to $6.8 million from $5.5 million during the same period in 1995. For the six months ended June 30, 1996, cost of services increased 12 percent over the same period in 1995. These increases are primarily the result of increased revenues and the associated expansion of the Company's engineering staff from 188 engineers at the end of the second quarter of 1995 to 247 engineers at the end of the current quarter. For the three and six months ended June 30, 1996, cost of services, as a percentage of non-equipment revenues, decreased slightly to approximately 40 percent for both periods compared to 41 and 44 percent, respectively, a year ago. The Company has been actively recruiting engineers to support anticipated revenue growth. As a result of training and other costs relating to the hiring of such additional engineers, the Company anticipates that cost of services as a percent of non-equipment revenues may fluctuate from quarter to quarter in the near term.*

     Selling, general, and administrative expenses for the second quarter ended June 30, 1996 increased 13 percent to $5.9 million compared to $5.2 million for the same quarter in 1995. For the six months ended June 30, such costs increased to $11.2 million in 1996 from $9.4 million in 1995. These increases are primarily due to the Company's expansion of its operations. As a percentage of non-equipment revenues, selling, general, and administrative expenses decreased for the three and six months ended June 30, 1996 to approximately 35 percent for both periods compared to 39 percent and 36 percent, respectively, a year ago.

- ---------------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Results of Operations" commencing on page 12 for a discussion of factors that could affect future performance.

                             TCSI Corporation

     Prior to 1996, internal product development costs were not material and external product development costs were included in cost of services, as they were generally funded by customers. In 1996, TCSI has begun funding internal development efforts to accelerate the enhancement of the Company's product portfolio. There can be no assurance that such funding will result in the successful introduction of new products.
Product development costs increased to $1.5 million in the second quarter of 1996 from $1.0 million in the first quarter of this year. The Company expects that future product development costs may approximate the levels incurred by other providers of internally generated software products.

     Shares used in the calculation of earnings per share (EPS) increased to 22.2 million compared to 19.1 million for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, shares used in the EPS calculation increased to 21.0 million in 1996 from 19.0 million in 1995. These increases are primarily due to option exercises and 1.5 million common shares issued in the Company's first quarter 1996 follow-on offering. All share and per share amounts reflect the Company's three-for-two stock split in the second quarter of 1996.

Liquidity and Capital Resources

     For the six months ended June 30, 1996, cash flows used in operations were $2.4 million compared to $0.3 million for the six months ended June 30, 1995. Operating cash flows were effected by an increase in receivables partially offset by higher net income. The Company's receivables continue to be affected by the timing of contractual billing and collection milestones. Customer receivables are primarily associated with large, credit-worthy customers, and the Company has experienced no significant receivable write-offs. The Company strives to reduce receivable balances, but anticipates that receivable balances will continue to fluctuate in the future.* Equipment receivables of $7.3 million as of June 30, 1996 relate to the purchase of equipment on behalf of a customer. The deployment of this system is expected to continue throughout 1996.* The Company uses existing cash to finance these receivables and is earning market rate interest on outstanding balances.

     Cash and investments in marketable securities totaled $45.1 million at June 30, 1996 compared to $22.0 million at December 31, 1995. The increase is primarily the result of funds raised in the Company's follow-on offering of common stock in the first quarter of 1996. As a result, cash flows generated by financing activities in the first six months of 1996 increased to $28.7 million compared to $2.3 million for the same period in 1995.
Such amounts are invested in securities with maturities less than two years.

- ---------------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Results of Operations" commencing on page 12 for a discussion of factors that could affect future performance.

                             TCSI Corporation

     For the six months ended June 30, 1996, the Company used $10.9 million of cash in investing activities. The maturity of $4.3 million of marketable securities was offset by the purchase of $11.9 million of marketable securities and $3.1 million of capital expenditures associated with hardware, software, and the expansion of the Company's facilities. During the remainder of 1996, the Company anticipates that capital expenditures will continue to accommodate the Company's planned expansion.* The Company has no significant capital commitments other than commitments under facilities and operating leases. The Company believes that its available sources of funds and anticipated cash flows from operations will be adequate to finance current operations, anticipated investments, and capital expenditures for the foreseeable future.

- ---------------------
*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Results of Operations" commencing on page 12 for a discussion of factors that could affect future performance.

                             TCSI Corporation

Factors that May Affect Future Results of Operations

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Potential Fluctuations in Future Operating Results

     The Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on an annual or quarterly basis as a result of a number of factors, many of which are beyond the control of the Company. These factors include the cancellation, modification or non-renewal of service, license, or maintenance agreements; the size and timing of significant customer engagements and license fees; the relative proportion of services and software licensing fees; personnel changes; capital spending patterns of the Company's customers; concentration of the Company's customers; the lengthy sales cycles of the Company's products and services; industry acceptance of the Company's products and services; changes in operating expenses; new product introductions and product enhancements by the Company or its competitors; the ability of the Company to develop, introduce, and market new products and product enhancements on a timely basis; changes in pricing policies by the Company or its competitors; regulatory changes, currency fluctuations, and general economic factors. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, operating results, and financial condition.

     A significant portion of the Company's revenues and operating income have been, and are expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customer's systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock could be materially adversely affected.

                             TCSI Corporation

Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the license of the Company's products is often lengthy (recently averaging approximately six to nine months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. As a result, revenue recognition may be delayed in many instances. When the Company has provided services to implement certain large projects, although no contractual basis exists to do so, a few customers have in the past delayed payment of a portion of revenue until implementation is complete and in some cases have disputed the fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results and financial condition are likely to vary significantly in the future.

Acceptance of Integrated Service Management; Product Development Risks

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide enterprise software solutions to major corporations, primarily in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products for integrated service management ("ISM"). The Company has designed software solutions for the management of business and network operations systems; however, the Company has not yet implemented a comprehensive ISM solution for the management of both types of systems with a single customer. The Company has in the past relied and will in the future rely on its development and implementation expertise. The Company continues to develop distributed object software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

                             TCSI Corporation

     Revenues attributable to the Company's distributed object software products and services have in the past accounted for and are expected to continue to account for a substantial majority of the Company's revenues. Accordingly, the Company's future business, operating results, and financial condition are significantly dependent upon the continued market acceptance of distributed object software products and services and the Company's portfolio of products and services. There can be no assurance that distributed object technology will continue to achieve market acceptance or that the Company will be successful in developing, introducing, or marketing improvements to its distributed object products. Moreover, the life cycle of distributed object products is difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements, and competition. A decline in the demand for distributed object technology as a result of new or existing competing technologies, or other factors would have a material adverse effect on the Company's business, operating results, and financial condition.

     Through the end of 1995, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company has agreed to restrict its use of such products to certain markets and during certain time periods. Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, internally funded product development costs were nominal and were not capitalized. During the six months ended June 30, 1996, the Company funded $2.5 million of product development. The Company anticipates continued funding of product development. There can be no assurance, however, that such funding will result in the successful introduction of new products.

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

                             TCSI Corporation

Product Defects; Implementation Risks

     The Company develops complex object-oriented software that provides ISM solutions to major corporations. The development, enhancement, and implementation of such complex software solutions entails substantial risks of product defects or failures. The Company has in the past discovered software defects in certain of its products and software solutions. Although to date the Company has not experienced material adverse effects resulting from any such defects, there can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results, and financial condition. Moreover, the complexities involved in implementing the Company's software solutions entail additional risks of performance failures. There can be no assurance that the Company will not encounter substantial delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the reputational harm resulting from product defects or implementation errors would be damaging to the Company. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

International Sales

     Revenues outside of North America accounted for approximately 40 percent of the Company's total revenues for the three and six month periods ended June 30, 1996. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

                             TCSI Corporation

     International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenue by pricing its products and services in United States dollars whenever possible. The Company, however, currently pays the expenses of its international operations in local currencies and generally does not engage in hedging transactions with respect to such obligations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In order to reduce the risk of exchange rate losses from foreign currency denominated sales, the Company may engage in hedging transactions. There can be no assurance that such hedging transactions will not have a material adverse effect on the Company's business, operating results, and financial condition.

Dependence on Telecom Carriers; Government Regulation

     The Company's principal customers are concentrated among major telecom carriers, including regional bell operating companies ("RBOCs"). Such companies operate within the telecom industry, which has recently been characterized by intense competition in the development of new technology, equipment, and customer services. The Company believes that large telecom carriers have become increasingly cautious in making significant capital expenditures, due in part to increased competition with smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. These and other factors have in the past and may in the future cause such customers to experience significant fluctuations in capital expenditures for ISM solutions.

     The telecom industry is subject to extensive regulation in the United States and other countries, and the Company's customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has recently been characterized by government deregulation, there can be no assurance that deregulatory trends will continue or that reregulation will not occur. Government regulatory policies are likely to continue to have a major impact on the Company's ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results, and financial condition.

                             TCSI Corporation

Competition

     The Company offers products and services in the evolving market for ISM and distributed object technology. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of ISM solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address ISM needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete ISM solutions: development environments, object frameworks, and customized applications. Because certain of the Company's competitors focus only on one functional area of ISM solutions, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater name recognition and longer-standing relationships with customers than the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the ISM solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

Rapid Technological Change; Need to Manage Product Transitions

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions, and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. This poses substantial risks for the Company because the Company's products and software solutions typically have lengthy development and sales cycles. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the evolving needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and features, or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results, and financial condition will be materially adversely affected.

                             TCSI Corporation

     The Company's products are designed to operate on a variety of hardware and software platforms and with a variety of relational databases employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc. and Hewlett Packard Company, and by vendors of relational database software, particularly Oracle Corporation, Sybase, Inc., and Informix Corporation, could materially adversely impact the Company's business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers would have a material adverse effect on the Company's business, operating results, and financial condition.

     The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's software products and solutions obsolete or unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer licensing of existing Company products or engaging the Company's services. Any deferral of license or service revenue could have a material adverse effect on the Company's business, operating results, and financial condition.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held in San Jose, California on May 15, 1996. The following matters were voted upon by the shareholders:
The following persons, who were the only nominees, were re-elected as directors to hold office for one year and received the following number of votes:

                                      For       Against      Withheld
                                  ___________ ___________  ___________
Roger A. Strauch                  10,983,203          -      89,913
Harvey E. Wagner                  10,983,203          -      89,913
Daniel H. Miller                  10,983,203          -      89,913
David G. Messerschmitt, Ph.D.     10,983,266          -      89,850
John C. Bolger                    10,983,203          -      89,913
William C. Hasler                 10,983,203          -      89,913


A proposal to amend the 1991 Stock Incentive Plan was approved by the shareholders. The following votes were cast as to such proposal: For:
7,237,558; Against: 2,427,197; Abstain: 51,830; No Vote: 1,356,531.

A proposal to amend Article Four of the Company's Restated Articles of Incorporation which increased the authorized number of shares of common stock was approved by the shareholders. The following votes were cast as to such proposal: For: 10,698,593; Against: 268,341; Abstain: 24,132; No
Vote: 82,050.

A proposal to ratify the selection of Ernst & Young as independent auditors for the Company for the fiscal year ending December 31, 1996, was approved by the shareholders. The following votes were cast as to such proposal:
For: 11,054,793; Against: 1,838; Abstain: 16,485.

                             TCSI Corporation

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits Required by Item 601 of Regulation S-K.

   Exhibit Number          Document Description              Page Number
- ---------------------------------------------------------------------------
        11.1 Statement re: computation of per share earnings.     22

        27   Financial Data Schedule.                             23

(b)  Reports on Form 8-K filed in the second quarter of 1996.

     (i) Press release dated April 1, 1996, "TCSI Corporation Announces Closing of Public Offering."

     (ii) Press release dated April 8, 1996, "TCSI Appoints Human Resources Executive to Manage Growing Workforce; Steve Sheehan, Former General Electric Executive, Joins Object-Based Software Company as Vice President, Human Resources."

     (iii) Press release dated April 16, 1996, "TCSI Awarded $4.9 Million Contract From Telstra- Australia's Leading Telecom Provider; OSP-Based SS7 System Expected to Improve Telephone Service For More Than 50 Percent of Australian Households."

     (iv) Press release dated April 17, 1996, "TCSI Corporation Reports First Quarter Results."

     (v) Press release dated April 23, 1996, "TCSI Announces Software Products for the North American TDMA IS-136 Cellular Interface Standard; Products Enable Faster and More Affordable Development of Next-Generation Cellular Applications."

     (vi) Press release dated May 6, 1996, "TCSI Selected to Receive Funding From Israel-U.S. Foundation; Leading Object-Oriented Software Company Chosen on the Basis of Its Flagship Product - Object Services Package."

     (vii) Press release dated May 6, 1996, "TCSI Appoints New Director of International Sales."

     (viii) Press release dated May 14, 1996, "TCSI Announces Second Multi-Million Dollar Contract with Telstra - Australia's Leading
Telecommunications Provider; Telstra Builds on the Power, Openness, and Scalability of OSP 4.0."

     (ix) Press release dated May 15, 1996, "TCSI Corporation Announces Stock Split."

     (x) Press release dated June 11, 1996, "TCSI Signs Strategic
Partnership Agreement with Duet Technologies, Inc. for Software Development in India; New Alliance Expected to Strengthen Leading Telecom Software Supplier's Presence in Asia and European Markets."

                             TCSI Corporation

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                         TCSI Corporation
                         ---------------------------------------------------
                         (Registrant)

August 12, 1996          /s/ Paul A. Farmer
- ----------------         ---------------------------------------------------
    Date                 Paul A. Farmer, Chief Financial Officer, Secretary,
                              Treasurer, and Vice President

                             TCSI Corporation
                               Exhibit 11.1
             STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
           COMPUTATION OF SHARES USED IN PER SHARE CALCULATIONS


                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
(In thousands, except            ------------------   ------------------
  per share data)                  1996      1995       1996      1995
                                 --------  --------   --------  --------
Weighted average shares of common
 stock outstanding                 20,839    17,960     19,910    17,876

Common stock equivalents            1,352     1,180      1,132     1,108
                                 --------  --------   --------  --------
Shares used in calculation of
 earnings per share                22,191    19,140     21,042    18,984
                                 ========  ========   ========  ========

Net income                       $  2,808  $  1,876   $  5,359  $  3,640
                                 ========  ========   ========  ========

Earnings per share               $   0.13  $   0.10   $   0.25  $   0.19
                                 ========  ========   ========  ========


                           TCSI Corporation
                             Exhibit 27
                       FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER] 1,000
[CURRENCY]  U.S. DOLLARS
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE FINANCIAL STATEMENT AS OF JUNE 30,
1996 OF TCSI CORPORATION AND IS QUALIFIED IN ITS ENTIRETY
BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[CIK] 0000875315
[NAME] TCSI CORPORATION

[PERIOD-TYPE]                  6-MOS
[FISCAL-YEAR-END]                        DEC-31-1996
[PERIOD-START]                           JAN-01-1996
[PERIOD-END]                             JUN-30-1996
[CASH]                                        32,328
[SECURITIES]                                  12,742
[RECEIVABLES]                                 29,393
[ALLOWANCES]                                       0
[INVENTORY]                                        0
[CURRENT-ASSETS]                              71,586
[PP&E]                                         6,801
[DEPRECIATION]                                     0
[TOTAL-ASSETS]                                85,477
[CURRENT-LIABILITIES]                          9,352
[BONDS]                                            0
[PREFERRED-MANDATORY]                              0
[PREFERRED]                                        0
[COMMON]                                       2,091
[OTHER-SE]                                    74,034
[TOTAL-LIABILITY-AND-EQUITY]                  85,477
[SALES]                                            0
[TOTAL-REVENUES]                              40,369
[CGS]                                              0
[TOTAL-COSTS]                                 33,435
[OTHER-EXPENSES]                                   0
[LOSS-PROVISION]                                   0
[INTEREST-EXPENSE]                                 0
[INCOME-PRETAX]                                7,880
[INCOME-TAX]                                   2,521
[INCOME-CONTINUING]                            5,359
[DISCONTINUED]                                     0
[EXTRAORDINARY]                                    0
[CHANGES]                                          0
[NET-INCOME]                                   5,359
[EPS-PRIMARY]                                   0.25
[EPS-DILUTED]                                   0.25