Form 10-Q/A
period 1996-06-30
TCSI CORP
filed 1996-10-16
CIK 875315

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                  -------------------------------------

                                FORM 10-Q/A
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended June 30, 1996

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________________ to __________________

Commission file number 0-19377


                            TCSI Corporation
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Nevada                                  68-0140975
----------------------------        --------------------------------------
 (State of Incorporation)             (IRS Employer Identification No.)


2121 Allston Way, Berkeley, California               94704
----------------------------------------        ----------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (510) 649-3700


Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes/X/  No/ /

As of July 31, 1996, there were 21,000,224 shares of common stock of the Registrant outstanding.

                            TCSI Corporation


                               SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                               TCSI Corporation
                              -----------------------------------------
                               (Registrant)

    October 16, 1996           By: /s/Paul A. Farmer
------------------------      ------------------------------------------
         Date                  Paul A. Farmer, Chief Financial Officer,
                               Secretary, Treasurer, and Vice President