Form 10-Q
period 1996-09-30
TCSI CORP
filed 1996-11-08
CIK 875315

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                               or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377

                           TCSI Corporation
-----------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                 NEVADA                           68-0140975
    -------------------------------- -----------------------------------
    (State or other jurisdiction of  (I.R.S. Employer identification no.)
     incorporation or organization)

     2121 Allston Way, Berkeley, CA                     94704
    --------------------------------     -----------------------------------
(Address of principal executive offices)              (Zip code)

                  Telephone number   (510) 649-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes / X /  No /  /

As of October 15, 1996, there were 21,176,086 shares of common stock of the Registrant outstanding.

                           TCSI Corporation

                              Form 10-Q

                                INDEX

                                                                   Page No.
Part I.  Financial Information

  Item 1.  Consolidated Financial Information

     Consolidated Statements of Income for the Three and Nine Months
       Ended September 30, 1996 and 1995 (Unaudited)....................3

     Consolidated Balance Sheets at September 30, 1996 (Unaudited)
       and December 31, 1995............................................4

     Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1996 and 1995 (Unaudited)....................5

     Notes to Consolidated Financial Information (Unaudited)............6

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................9


Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K............................21

                           TCSI Corporation

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

            CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (In thousands, except per share data)

                                    Three Months Ended     Nine Months Ended
                                      September 30,           September30,
                                   -------------------    -------------------
                                     1996       1995         1996      1995
                                   --------   --------     --------  --------
Revenues:
     Services                    $   8,835   $ 11,813      $ 34,380  $ 32,285
     Software licensing fees           950      2,267         8,504     7,878
     Equipment                           -          -         7,270         -
                                  --------   --------      --------  --------
Total Revenues                       9,785     14,080        50,154    40,163
                                  --------   --------      --------  --------
Costs and expenses:
     Services                       12,000      6,439        24,952    17,953
     Equipment                           -          -         6,810         -
     Product development             2,078          -         4,569         -
     Selling, general, and
      administrative                 5,993      4,906        17,175    14,348
                                  --------   --------      --------  --------

Total costs and expenses            20,071     11,345        53,506    32,301
                                  --------   --------      --------  --------

Income (loss) from operations      (10,286)     2,735        (3,352)    7,862

Interest income                        719        269         1,665       712
                                  --------   --------      --------  --------

Income (loss) before income taxes   (9,567)     3,004        (1,687)    8,574

Provision for income taxes          (3,061)       903          (540)    2,833
                                  --------   --------      --------  --------

Net income (loss)                 $ (6,506)  $  2,101      $ (1,147) $  5,741
                                  ========   ========      ========  ========

Earnings (loss) per share         $  (0.31)  $   0.11       $ (0.06) $   0.30
                                  ========   ========      ========  ========
Shares used in calculation of
     earnings (loss) per share      21,027     19,266        20,285    19,079
                                  ========   ========      ========  ========

The accompanying notes are an integral part of this financial information.

                           TCSI Corporation

                     CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share data)

                                              September 30,   December  31,
                                                   1996           1995
                                              -------------   -------------
                                               (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                   $ 27,240        $ 16,946
     Investments in marketable securities          10,911           5,081
     Receivables                                   13,945          16,500
     Other receivables                              5,270               -
     Deferred income taxes                          1,801           1,913
     Other current assets                           3,955           3,068
                                                 --------        --------
Total current assets                               63,122          43,508

Furniture, equipment, and leasehold improvements    7,473           5,134
Non-current investments in marketable securities    5,975               -
Non-current deferred income taxes                   2,641             429
Other non-current assets                            1,656             439
                                                 --------        --------
Total Assets                                     $ 80,867        $ 49,510
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accruals         $  3,355        $  4,005
     Accrued compensation and related costs         7,240           4,823
     Income taxes                                       -           3,306
                                                 --------        --------
Total current liabilities                          10,595          12,134
                                                 --------        --------

Shareholders' equity:
     Preferred shares, $0.01 par value;
        5,000 shares authorized none outstanding        -               -
     Common shares, $0.10 par value; 75,000 shares
        authorized; 21,156 shares issued and
        outstanding, at September 30, 1996 and
        18,602 at December 31, 1995                 2,115           1,860
     Additional paid-in capital                    44,049          10,261
     Retained earnings                             24,108          25,255
                                                 --------        --------

Total shareholders' equity                         70,272          37,376
                                                 --------        --------

Total liabilities and shareholders' equity       $ 80,867        $ 49,510
                                                 ========        ========

The accompanying notes are an integral part of this financial information.

                           TCSI Corporation

          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                  Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                 1996           1995
                                               --------       --------
Operating activities:
     Net income (loss)                        $ (1,147)      $   5,741
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operations:
     Depreciation and amortization               2,327           1,107
     Deferred income taxes                      (2,100)            (71)
     Changes in:
Receivables                                      2,555          (4,334)
     Other receivables                          (5,270)              -
     Other current assets                         (887)         (1,334)
     Accounts payable and other accruals          (650)            674
     Accrued compensation and related costs      2,417           1,205
     Income taxes                                1,422            (427)
                                              --------        --------
Net cash provided by (used in) operating
     activities                                 (1,333)          2,561
                                              --------        --------

Investing activities:
     Capital expenditures                       (4,665)         (3,553)
     Purchase of marketable securities         (22,816)         (7,583)
     Maturity of marketable securities          11,011          13,277
     Decrease (increase) in other non-current
       assets                                   (1,217)             29
                                              --------        --------

Net cash provided by (used in) investing
       activities                              (17,687)          2,170
                                              --------        --------

Financing activities:
     Issuance of common shares                  25,845           2,945
     Proceeds from exercise of options           3,469           1,216
     Tax benefit from exercise of options            -            (660)
                                              --------        --------

Net cash provided by financing activities       29,314           3,501
                                              --------        --------

Net increase (decrease) in cash and cash
     equivalents                                10,294           8,232

Cash and cash equivalents at beginning of
     period                                     16,946           3,680
                                              --------        --------

Cash and cash equivalents at end of period    $ 27,240        $ 11,912
                                              ========        ========
Supplemental disclosure of cash flow
     information -
       Cash paid for income taxes             $    934        $  2,136
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

   Receivables balances are as follows:


   (In thousands)                           September 30,   December 31,
                                                 1996           1995
                                            -------------   ------------
   Billed                                     $   6,304       $  7,832
   Unbilled                                       8,041          9,068
   Reserve for doubtful accounts                   (400)          (400)
                                               --------       --------
                                               $ 13,945       $ 16,500
                                               ========       ========

                           TCSI Corporation

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

4. Furniture, Equipment, and Leasehold Improvements

   Furniture, equipment, and leasehold improvements balances are as follows:


   (In thousands)                           September 30,   December 31,
                                                1996           1995
                                            -------------   ------------
   Computer and lab equipment                  $ 14,451        $ 11,094
   Furniture and fixtures                         3,091           2,350
   Leasehold improvements                         2,009           1,442
                                               --------        --------
                                                 19,551          14,886
   Less accumulated depreciation and
   amortization                                 (12,078)         (9,752)
                                               --------        --------
                                               $  7,473        $  5,134
                                               ========        ========

5. Income Taxes

       The effective tax rate used in the calculation of the income tax benefit for the three and nine months ended September 30, 1996 was 32 percent (30 percent for the income tax provision during the three months and 33 percent for the nine months ended September 30, 1995). In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual operating results, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

                           TCSI Corporation

6. Stock Based Compensation

       The Company grants stock options for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

7. Per Share Information

       Net income per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive.

8. Subsequent Event

       In 1994, the Company entered into a development agreement to deploy a solution for a transportation customer. This deployment included equipment purchased on behalf of the customer. Such equipment amounts, and related costs, were included in the operating results for the first half of 1996.

       On October 10, 1996, TCSI and the customer terminated this agreement. The Company has recorded a charge in the third quarter of 1996 of approximately $3.3 million to cover the costs related to the termination of this agreement. Such amounts have been included in cost of services. The customer has agreed to pay the Company approximately $4.9 million to terminate the agreement. Such amount is included in other receivables. Additionally, the Company has $2.0 million of equipment held for sale relating to this agreement. Management believes the equipment is stated at its net realizable value.

9. Litigation

       On November 4, 1996, a class action lawsuit on behalf of certain shareholders was filed against the Company and various of its officers and directors. The suit alleges violations of state securities laws during the period between October 11, 1995 and September 25, 1996. Management believes that the suit is without merit and intends to contest it.

                           TCSI Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and in the Company's 10-K for the fiscal year ended December 31, 1995 and in the Company's Registration Statement on Form S-3 filed on March 27, 1996.

Overview

     TCSI is a leading provider of integrated software products and services for the global telecom industry. A significant portion of the Company's revenues is typically earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's most significant source of revenues has been its Object Services Package (OSP) and related object-oriented products and services. The Company also earns revenues from the licensing and development of wireless products containing software from the Company's SuperTalk portfolio.

     A significant portion of the Company's revenues and operating income have been, and are expected to continue to be, derived from software licensing (and related service) fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company also provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method. Service revenue is generally recognized based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones which can be achieved in some circumstances only after completion of the related services. In some cases, customers have disputed fees charged for services provided.

     The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments, and variability in the timing of such expenditures has continued to cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, during the third quarter of 1996, the Company's operating results were materially adversely affected primarily due to a decrease in customer license fees.

                           TCSI Corporation

     The Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements. In this regard, the Company and the customer recently terminated a significant development agreement entered into in 1994 with a transportation company.

     Prior to 1996, the Company's product development efforts were primarily funded by customers as part of the development of software applications. The Company believes that its future success is highly dependent upon the Company's ability to successfully develop, introduce, and enhance software products that respond to evolving market and technological conditions. During 1996, the Company has begun funding a larger portion of its product development costs internally.

Revenues

     Revenues for the quarter ended September 30, 1996 decreased 31 percent to $9.8 million from $14.1 million for the same period of 1995. Revenues for the nine months ended September 30, 1996 increased 25 percent to $50.2 million compared to $40.2 million for the same period in 1995. The third quarter decline in revenues was primarily attributable to a decrease in customer license fees. In addition, the Company anticipated executing one significant services agreement during the third quarter with a regional bell operating company (RBOC). The Company has been working closely with such RBOC and devoting significant resources towards developing a solution which the Company believes may be re-sellable. Although the Company has not finalized a written contract relating to such development to date, the Company anticipates that a written contract will ultimately be executed. There can be no assurance, however, that such contract will be executed or that, if executed, the Company will successfully develop solutions that will be re-sellable to any significant degree, if at all. See "Factors That May Affect Future Operating Results."

     In addition, the decline in revenues during the quarter ended September 30 is attributable to the termination of a significant development agreement entered into in 1994 with a transportation company. As a result of such termination, the Company did not realize approximately $1.5 million of scheduled service revenues in the third quarter of 1996 and recorded a one-time charge of approximately $3.3 million for costs related to such termination. The customer has agreed to pay the Company approximately $4.9 million to terminate the agreement. Such amount is included in other receivables. In connection with the deployment for such customer, the Company purchased equipment on behalf of the customer, which purchases were included in first and second quarter revenues and cost of services in 1996.

                           TCSI Corporation

     Revenues by geographic location were as follows:


                            Three Months Ended      Nine Months Ended
                              September 30,            September30,
                            ------------------      ------------------
                               1996     1995          1996      1995
                            --------  --------      --------  --------
     North America             54%       68%           60%       70%
     Asia/Pacific              36        22            29        21
     Europe                    10        10            11         9
                            --------  --------      --------  --------
                              100%      100%          100%      100%
                            ========  ========      ========  ========

     The Company anticipates that the proportion of international revenues to total revenues will continue to vary in future periods.* For a discussion of the numerous risks associated with international operations, see "Factors That May Affect Future Operating Results -- International Sales."

     Concentration of revenue from the Company's five largest customers increased to 61 percent for the nine months ended September 30, 1996 compared to 47 percent for the same period in 1995. The increase was primarily due to $7.3 million of equipment revenues (associated with one of the five largest customers, for which the associated agreement was terminated in October 1996). For the nine months ended September 30, 1996, three of the five largest customers were among the top five customers for the nine months ended September 30, 1995. Three customers each represented more than 10 percent of total revenues for the three and nine months ended September 30, 1996. There can be no assurance that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods. See "Factors That May Affect Future Operating Results -- Customer Concentration."

     Cost of services increased 86 percent for the quarter ended September 30, 1996 to $12.0 million from $6.4 million during the same period in 1995. For the nine months ended September 30, 1996, cost of services increased 39 percent to $25.0 million from $18.0 million for the same period in 1995. As a percentage of revenue, cost of services increased to 123% for the three months ended September 30, 1996 compared to 46% for the same period in 1995. The increases were attributed to a $3.3 million one-time charge related to the termination of a system deployment for a transportation customer discussed above. Due to a variety of factors, the Company's cost of services as a percentage of revenues could continue to fluctuate. See "Factors that May Affect Future Operating Results."

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Operating Results" commencing on page 14 for a discussion of factors that could affect future performance.

                           TCSI Corporation

     Selling, general, and administrative expenses for the third quarter of 1996 increased 22 percent to $6.0 million from $4.9 million for the same period in 1995. For the nine months ended September 30, 1996, such costs increased 20 percent to $17.2 million from $14.3 million for the nine months ended September 30, 1995. In 1996, the Company continued to expand its worldwide sales and marketing force and increase infrastructure to support a growing engineer base. At September 30, 1996, total engineers were 264 compared to 195 at September 30, 1995.

     The Company anticipates that it will receive an income tax benefit of approximately 32 percent of its operating loss during 1996 as a result of available loss carry-backs. Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards. The Company, however, has not provided a valuation allowance against its deferred tax assets as management believes that it is more likely than not that the Company will realize these assets.*

     Shares used in the calculation of net income (loss) per share (EPS) increased to 21.0 million for the quarter ended September 30, 1996 compared to 19.3 million for the same quarter in 1995. For the nine months ended September 30, 1996, shares used in the EPS calculation increased to 20.3 million from 19.1 million for the same period in 1995. These increases are primarily due to option exercises and 1.5 million common shares issued in the Company's first quarter 1996 follow-on offering. Shares used in the 1995 calculation also include the dilutive effect of unexercised employee stock options. All share and per share amounts reflect the Company's three-for-two stock split in the second quarter of 1996.

Liquidity and Capital Resources

     For the nine months ended September 30, 1996, cash flows used in operations were $1.3 million compared $2.6 million provided by operations for the nine months ended September 30, 1995. The Company's receivables continue to be impacted by the timing of contractual billing and collection milestones. Receivables are primarily associated with large, credit-worthy customers, and the Company has experienced no significant receivable write-offs as a result of customer default. The Company strives to reduce receivable balances, but anticipates that receivable balances will continue to fluctuate in the future.*

     The Company's other receivables include $4.9 million related to the termination of a system deployment with a transportation customer. Additionally, the Company has $2.0 million of equipment held for sale relating to this agreement included in other current assets. Management believes that the equipment is recorded at its net realizable value and that any losses resulting from the subsequent sale of this equipment will be insignificant.*

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Operating Results" commencing on page 14 for a discussion of factors that could affect future performance.

                           TCSI Corporation

     Cash and investments in marketable securities totaled $44.1 million at September 30, 1996 compared to $22.0 million at December 31, 1995. The increase is primarily the result of funds raised in the Company's follow-on offering of common stock in the first quarter of 1996. As a result, cash flows generated by financing activities in the first nine months of 1996 increased to $29.3 million compared to $3.5 million for the same period in 1995. The Company generally invests in securities with maturities less than two years.

     For the nine months ended September 30, 1996, the Company used $17.7 million in cash in investing activities. The maturity of $11.0 million of marketable securities was offset by the purchase of $22.8 million of marketable securities and $4.7 million of capital expenditures associated with hardware, software, and the expansion of the Company's facilities. The Company has no significant capital commitments other than commitments under facilities and operating leases which are expected to be $2 to $3 million in the fourth quarter of 1996. The Company believes that its available sources of funds will be adequate to finance current operations, anticipated investments, and capital expenditures for the foreseeable future.*

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Factors that May Affect Future Operating Results" commencing on page 14 for a discussion of factors that could affect future performance.

                           TCSI Corporation

Factors that May Affect Future Operating Results

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

Potential Fluctuations in Future Operating Results

     The Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on an annual or quarterly basis as a result of a number of factors, many of which are beyond the control of the Company. These factors include the cancellation, modification, or non-renewal of service, license, or maintenance agreements; the size and timing of significant customer engagements and license fees; the relative proportion of services and software licensing fees; personnel changes; capital spending patterns of the Company's customers; concentration of the Company's customers; the lengthy sales cycles of the Company's products and services; industry acceptance of the Company's products and services; changes in operating expenses; new product introductions and product enhancements by the Company or its competitors; the ability of the Company to develop, introduce, and market new products and product enhancements on a timely basis; changes in pricing policies by the Company or its competitors; regulatory changes, currency fluctuations, and general economic factors. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, operating results, and financial condition.

     A significant portion of the Company's revenues and operating income have been, and are expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customer's systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period, as in third quarter 1996, the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock could be materially adversely affected.

                           TCSI Corporation

Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the license of the Company's products is often lengthy (recently averaging approximately six to nine months) and subject to a number of significant delays over which the Company has little or no control. During the third quarter of 1996, for example, the Company had anticipated executing a significant agreement with an RBOC with whom the Company has been working closely for an extended period of time. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations can involve implementation cycles that can take multiple quarters. As a result, revenue recognition may be delayed in many instances. When the Company has provided services to implement certain large projects, although no contractual basis exists to do so, a few customers have in the past delayed payment of a portion of revenue until implementation is complete and in some cases have disputed the fees charged for implementation. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly operating results and financial condition are likely to vary significantly in the future.

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

     Through the end of 1995, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company has agreed to restrict its use of such products to certain markets and during certain time periods. Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, internally funded product development costs were nominal and were not capitalized. During the nine months ended September 30, 1996, the Company funded $4.6 million of product development. The Company anticipates continued funding of product development. There can be no assurance, however, that such funding will result in the successful introduction of new products.

Customer Concentration

     To date, a significant portion of the Company's revenues have been concentrated among a limited number of customers. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

International Sales

     Revenues outside of North America accounted for approximately 46 and 40 percent of the Company's total revenues for the three and nine month periods ended September 30, 1996. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     The Company's current and prospective competitors offer a variety of solutions to address ISM needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete ISM solutions: development environments, object frameworks, and customized applications. Because certain of the Company's competitors focus only on one functional area of ISM solutions, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater name recognition, and longer-standing relationships with customers than the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the ISM solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

                           TCSI Corporation

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

                           TCSI Corporation

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K.

     Exhibit Number        Document Description               Page Number
--------------------------------------------------------------------------
        11.1  Statement re: computation of per share income (loss)   23

(b) Reports on Form 8-K filed in the third quarter of 1996.

  (a) Press Release dated July 16, 1996, "TCSI Announces Completion of Software for the Japanese Personal Digital Cellular Standard; Million Dollar Award to TCSI Fuels Development Effort"

  (b) Press Release dated July 17, 1996, "TCSI Names Four New Executives in Response to Global Growth; New Hires Bring Additional Telecom Software Experience to TCSI International Operations"

  (c) Press Release dated July 18, 1996, "TCSI Corporation Reports Second Quarter Results"

  (d) Press Release dated July 22, 1996, "TCSI's Object Technology Selected for 120-Site Intranet at the Federal Aviation Administration; Government Systems Incorporated Uses OSP to Build State-of-the-Art Telecommunications Applications"

  (e) Press Release dated August 27, 1996, "TCSI's Software Solutions Widely Adopted by the Cellular Industry for Building Object-Based Operations and Maintenance Centers; Leading Provider of Telecom Software Secures Over $6 Million from Cellular Communications Companies"

  (f) Press Release dated September 9, 1996, "TCSI Teams Up with Two Premier Telecom Industry Forums; Leading Telecom Software Provider Becomes Board Member of the Network Management Forum and Member of SONET Interoperability Forum"

  (g) Press Release dated September 18, 1996, "TCSI Named World's Number One Provider of Object Middleware for Second Year Running; IDC Report Validates TCSI's Track Record in Designing and Delivering
      Enterprise-Scale, Object-Based Software Solutions"

  (h) Press Release dated September 25, 1996, "TCSI Corporation Anticipates a Loss For Third Quarter"

                           TCSI Corporation

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                TCSI Corporation
                                -------------------------------------
                                (Registrant)

    November 7, 1996            /s/ Paul A. Farmer
-----------------------         -------------------------------------
          Date                  Paul A. Farmer, Chief Financial Officer,
                                Secretary, Treasurer, and Vice President

                           TCSI Corporation

                             EXHIBIT 11.1

         STATEMENT RE: COMPUTATION OF PER SHARE INCOME (LOSS)

         COMPUTATION OF SHARES USED IN PER SHARE CALCULATIONS


(In thousands, except per share data)  Three Months Ended   Nine Months Ended
                                          September 30,        September30,
                                       ------------------   -----------------
                                         1996      1995      1996      1995
                                       --------  --------   -------  --------
Weighted average shares of
common stock                             21,027    18,056    20,285    17,937

Common stock equivalents                      -     1,210         -     1,142
                                       --------  --------  --------  --------

Shares used in calculation of
earnings (loss) per share                21,027    19,266    20,285    19,079
                                       ========  ========  ========  ========

Net income (loss)                       $(6,506)  $ 2,101   $(1,147)  $ 5,741
                                       ========  ========  ========  ========

Earnings (loss) per share               $ (0.31)  $  0.11   $ (0.06)  $  0.30
                                       ========  ========  ========  ========