Form 10-K405
period 1996-12-31
TCSI CORP
filed 1997-03-28
CIK 875315

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Fiscal year ended                      0-19377
          December 31, 1996                  (Commission File Number)

                                   TCSI LOGO

                                TCSI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Nevada                              68-0140975
       (State of incorporation)         (IRS Employer Identification No.)
    1080 Marina Village Parkway, Alameda,               94501
                 California
  (Address of principal executive offices)           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 749-8500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.10 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No  __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

      The aggregate market value of voting stock held by nonaffiliates of the Registrant as of January 31, 1997 was $125,082,559.

      The number of shares outstanding of the Registrant's common stock, $.10 par value, as of January 31, 1997 was 21,266,706 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the Company's 1997 Annual Meeting of Shareholders to be held on May 7, 1997, are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     This Business section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY

     TCSI Corporation (TCSI or the Company) provides integrated software products and services for the global telecom industry. TCSI's products and services enable telecom service providers and equipment manufacturers to meet the growing demand for integrated and automated management of a wide range of networks and services. TCSI serves its customers in offices throughout North America, Europe, and the Pacific Rim. TCSI's software solutions are purchased by many of the world's leading telecommunications companies, including Bell Atlantic, BellSouth, GTE, Italtel, Lucent Technologies, Nippon Telegraph and Telephone, and Telstra. The Company's software is also incorporated into telecommunications equipment systems provided by manufacturers including Hughes Network Systems, Motorola, and NEC.

     Since its inception in 1983, a significant portion of the Company's revenues have been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's growth has been led by sales of Object Services Package (OSP) and related object-oriented products and services. The Company has also earned revenue from licensing embedded software contained in wireless products and the development of system solutions for customers in the transportation industry. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, the Company has focused on offering software solutions to the telecommunications industry.

INDUSTRY BACKGROUND

  Telecommunications Industry Trends

     The telecommunications services market can be divided into two tiers: (i) traditional full-service providers and network operators, such as RBOCs (Regional Bell Operating Companies) and national communications carriers (Tier
1) and (ii) smaller network operators and independent telephone companies (Tier
2). Tier 1 companies typically have complex technical requirements and large budgets devoted to the acquisition of technology to maintain and enhance their existing service offerings and to deploy new services and network management systems. In contrast, Tier 2 companies typically have limited resources for the acquisition of advanced technology, but are often more focused on rapidly building new networks and leveraging proven and more complete systems. Several recent trends within the telecommunications industry are changing the needs of both Tier 1 and Tier 2 service providers and of telecommunications equipment manufacturers. These trends include the following:

     - Increased competition driving the need for rapid introduction of new products. Deregulation and privatization of the telecommunications industry worldwide have intensified competition among existing operators of public communications networks and encouraged the rapid entry of new service providers. Telephone network operators also face increasing competition from cable companies and wireless companies for the provisioning of telephone and newer services, including high bandwidth data and video. The Telecommunications Act of 1996 and a recently approved global telecommunications agreement are increasing competitive pressures within the worldwide telecommunications industry. To remain competitive, network operators are continually seeking to differentiate themselves by improving existing service offerings and accelerating the time-to-market for new services, while at the same time reducing operational costs and downsizing their organizations. These trends have increased the need for scalable and flexible software solutions that enable the rapid introduction of new and enhanced services to a growing number of subscribers and improve and automate the management of communications networks. The need to manage and respond quickly to rapidly changing market and infrastructure conditions has become a focus for many telecommunications companies.

     - Proliferation of new communications services. Use of communications networks has grown rapidly in recent years as a result of increased use of computing and networking technology, wireless services, broadband data and video services, and other services. This has resulted in increased demand for communications capacity worldwide from operators of advanced intelligent networks, the Internet, and other types of public networks. At the same time, network infrastructures have become more diverse in order to provide new services, and network operators must enhance and maintain these increasingly complex infrastructures to support the broadening array of services. For example, a single network operator's infrastructure can include asynchronous transfer mode (ATM), broadband synchronous optical network (SONET), frame relay, wireless cellular and PCS, and internal signaling and control networks, all of which must interoperate to provide reliable and efficient service. As a result of this proliferation of services, individual networks and the interconnections among networks have become considerably more complex. This increased complexity places a strain on network management and control systems, which incorporate multi-vendor equipment.

     - Mitigation of risk. Telecommunication service providers are looking to mitigate risk by purchasing proven reliable solutions on a referral basis. Software solution providers are seeking to reduce risk by developing more complete solutions and retaining rights to the intellectual property.

  System Management Requirements

     Competition among existing and new telecommunications service providers, the proliferation of new communications services, and pressure to provision them quickly and cost-effectively has placed increased demands on telecommunications service provider's systems and equipment manufacturers. These demands have resulted in the following system management requirements:

     - Need to link technology and customers. The International Telecommunications Union's (ITU) Telecommunications Management Network
       (TMN) standards have identified four functions of telecommunications operations systems: element, network, service, and business management. Historically, a telecom company's discrete network components and the broader network have been managed separately from the activation and monitoring of specific services and the handling of billing, customer service, and other administrative tasks, and management of financial controls, marketing databases, and payroll systems. An introduction of a new service effects all components of an operators infrastructure. For example, a customer desiring a temporary 800 number for a special event requires a network operator to process the order (service management), activate the service by providing special instructions to the appropriate network components (element management), initiate billing, establish circuits, and support customer inquires (service management), monitor the network and respond to traffic bottlenecks and unexpected service interruption or failure (network management), and update accounting and marketing databases (business management).

       In response to increased competition, there is a greater need to rapidly introduce new services and respond to customer service requests. There is also an increased need to tighten the link between a telecom network's technology components and service management (and ultimately the customer). As a result, new network software implementation will increasingly address specific business processes and customer service requirements rather than network technology requirements. The implications to software and hardware vendors is the need to offer systems with proven technical and business viability. Further, telecommunications service providers' technology decisions are increasingly being led by marketing personnel, and include input from various business functional areas throughout the Company. As service providers focus more on customer care, there will be a need for network systems designed to provide management more meaningful information, and with automated links from the customer support processes straight through to network and element management processes.

     - Standardization of telecommunications management systems. Competition, innovation, and profitability are becoming the main drivers shaping the investment decisions of telecommunication services providers in many parts of the world. Service providers are looking for solutions that will not require them to lock-in to complex technologies or be limited to a small number of equipment suppliers. Further, as deregulation enables companies to compete on a more global scale, telecommunications companies are increasingly seeking to standardize network architecture and infrastructure (including hardware and software components) as well as business practices. As open, distributed computing and industry standards continue to evolve, hardware and software vendors will need to supply telecommunications equipment and software solutions that permit such standardization.

     - New software requirements. The rapid proliferation of communication services and networks requires highly flexible and customizable management and control systems that can rapidly respond to changing market and infrastructure conditions. These systems must also integrate the increasing number of network elements involved in any given connection. New technology must enable and automate the rapid provisioning of new and enhanced services. Increased competition requires network management and control software solutions that enable cost-effective change management and offer highly reusable technology in order to reduce the time-to-market for new or enhanced services by taking advantage of past development work. Scalability is increasingly important since the rates of growth of new services and number of subscribers are highly variable and often unpredictable. Solutions that are not highly scalable may not be adequate for mission-critical, long-lived networks, particularly in Tier 1 networks. The mission-critical nature of public networks also demands solutions that are highly reliable. Software products that meet all of these requirements are very complex, and suppliers of these products must increasingly provide highly specialized implementation, integration, and customization services in order to provide complete software solutions. The Company believes that few companies possess both the industry expertise and software development capabilities to provide integrated network management solutions to the telecommunications industry.

PRODUCT DEVELOPMENT STRATEGY AND CORE TECHNOLOGIES

  Product Development

     The Company believes that its future success depends primarily upon the development and enhancement of telecom software products that meet market needs.* Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs internally, totaling $6.6 million for the year. The Company intends to target product development spending at amounts consistent with other software companies.*

     During 1996, the Company continued to enhance its object-oriented development platform, SolutionCore(TM), and develop application software, used to integrate and automate processes for a range of telecom networks and services (SolutionSuites(TM)). At the end of 1996, SolutionCore, which includes the fifth release of the Company's OSP and new releases of supporting application templates and middleware, was in beta trial by a large telecommunication company in the United States. Going forward, the Company intends to continue investing financial resources in the development of telecom software, middleware, and applications.

     Periodically, the Company has entered into strategic relationships with third party software vendors as a means of enhancing the Company's software products. To date, such strategic relationships have consisted of licensing and integrating technology developed by third parties and jointly developing new products. In 1996, TCSI licensed parts of Vertel's "Power Cats" management platform software which enables the Company to offer network management solutions with an object-oriented TMN agent/manager. The TMN agent/manager supports the rapid integration of business management and operational systems. In early 1997, the Company announced the integration of IONA Technology's Orbix product into SolutionCore. The integration of this Object Request Broker (ORB) product enables the Company's product line to be fully interoperable with the Common Object Request Broker Architecture (CORBA) 2.0, a key industry standard. In both strategic relationships, the Company has agreed to pay a license fee for sales of all Company products that contain the integrated software products. The Company believes these strategic relationships are a key component of its product strategy, and will continue to seek ways to integrate third-party technology to enhance its products.*

  Distributed Object Technology

     The Company uses object-oriented software to design reusable building blocks for business applications. Distributed object technology accomplishes several objectives:

     - Modeling of complex systems. Distributed object technology supports modeling of complex systems very well. The building blocks of distributed object systems are the objects, which can represent structures in business or technology.

     - Managing change. Objects support change in three principal ways. First, it is possible to change an object's implementation without disrupting existing applications. Second, object interfaces can be extended without disrupting usage of existing interfaces. Third, the interface of an object may be delegated, or redirected, to another object.

     - Offering control of network services. Distributed object computing technology supports information systems that match decentralized organizational structures. The technology enables objects representing the real information and actions involved in business processes to interact using network links in a managed environment. The result is an accurate representation of business processes in software.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     - Sharing objects among different applications. Distributed object computing technology also enables the views of an object to be independent of the object itself. For example, the sales and marketing department typically will view customers differently from the maintenance department.

     - Generating reusable code and components. Distributed object technology supports the creation of reusable code and application components. Developers must be able to design objects that represent the key underlying components of an environment, and then use and reuse those objects in new applications. These objects encapsulate the organization's definition of its key business concepts.

     - Enabling interoperability. Distributed objects help to integrate diverse data. Once data values are loaded into the object environment, users may manipulate them as if they were all of a uniform format in a variety of applications.

     - Integrating existing systems. Distributed object technology enables the computing environment to not only integrate new applications and systems, but existing systems as well.

  System Architecture

     The Company uses object modeling for system architectures, consisting of three functional categories: middleware, application templates, and custom applications. Middleware and application templates are sold as products, within the SolutionCore product line, and applications may be customized through implementation of services provided by the Company, its customers, or systems integrators.

  Development Environment

     The Company's OSP is a development and run-time environment that incorporates an object engine and provides the basic infrastructure for the Company's distributed object management systems. OSP is a set of components for object persistence, user-interface construction, object communication and distribution, and external communication. Each of these components is a set of cooperating classes that solve specific application problems. Collectively, these components constitute the ORB, standards-based object services, and common facilities that are similar to CORBA facilities. CORBA is an industry standard governing the interaction of objects within a distributed environment.

  Object Frameworks

     An object framework is a reusable design of a system incorporating certain functional knowledge. The Company's object frameworks currently focus on the unique specifications of two of the four TMN operations systems -- element management systems, which directly manage network elements such as switches and multiplexors, and network management systems, which integrate and coordinate multiple network elements through element managers to manage an entire network consisting of nodes and links. Additionally, the Company plans to develop object frameworks for service management systems, which manage the services offered using the network and perform functions such as billing, ordering, and customer contact.* The Company also intends to develop application templates for business management systems such as financial control, marketing databases, and payroll systems.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Object frameworks provide application developers with several advantages:

     - Software reuse. The trend towards the adoption of object-oriented techniques in software development has been driven largely by the pressing need for software reuse. Reuse is important because building large and complex operations systems may otherwise be impractical. Object frameworks make reuse possible in two ways. First, object framework components and object libraries are designed to be used in a variety of ways and as a result can be used in multiple systems. Second, object frameworks categorize the components necessary to address a particular type of problem and provide standard interfaces among those components. Using object frameworks enables developers to retain the benefits of custom solutions to specific problems while leveraging reusable software components.

     - Development speed. Object frameworks enable application developers to build custom distributed object computing systems much faster than developing such systems without the benefit of object frameworks. Like a template, object frameworks include a categorization that indicates how objects should interact and a set of pre-built, reusable object libraries.

     - Architectural support. The move towards distributed computing for large systems has been driven not only by the need for improved cost-performance ratios, but also by the need for open, flexible architectures. Although most distributed systems tools focus on a specific type of client/server architecture, object frameworks can support most common architectures for distributed systems.

  Customized Applications

     Applications enable customers to quickly and efficiently accomplish business processes or tasks. Such tasks include configuration management, fault management, and performance management of an operations network. Applications run on top of and work in concert with object frameworks. Applications may be customized using an object model approach to meet the needs of a customer's business and individual end users.

PRODUCTS AND SERVICES

     TCSI provides software solutions and services that enable its customers to minimize the costs and risks of developing and deploying complex operational systems within the telecom industry. Software licensing fees represented 17 percent, 21 percent, and 13 percent of total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. Services revenues accounted for 71 percent, 79 percent, and 87 percent of total revenues for 1996, 1995, and 1994, respectively. In 1996, the Company also earned revenues related to equipment purchased on behalf of a customer which totaled 12 percent of revenues.

  SolutionCore Product Line

     SolutionCore, introduced in 1997, provides sophisticated application development modules that can be used to rapidly build network and element management systems, and service/provisioning systems for a variety of network technologies. Components of SolutionCore are:

     - Object Services Package. OSP serves as the foundation for TCSI's SolutionCore product line. OSP is a fifth generation suite of advanced middleware and development tools for building and deploying large, business-critical, operational support systems for the telecom industry. OSP enables applications development and customization time to be shortened; enables developers to better manage the building of large scale, distributed applications; enables full interoperability with TMN based applications; enables for runtime changes, such as addition of application servers or changes to name server locations; and integrates graphical user interface, business application, and communication layers, helping users improve quality and reduce operating costs.

     - CORBA Services Package. CORBA Services Package enables full interoperability between OSP and CORBA applications.

     - TMN Services Package. The primary standards for communications management are consolidated in the TMN series of recommendations from the International Telecommunications Union (ITU) and the detailed implementation guides from the Network Management Forum (NMF). TMN Services Package provides full TMN capabilities as part of the SolutionCore communications management platform. TMN Services Package supports the integration and management of heterogeneous networks and provides developers with a suite of development tools and application programming interfaces that eliminate the complexities of the underlying infrastructure.

     - Application Templates Package. Applications Templates Package, based on an object-oriented, reusable framework for building large scale telecom applications, contains the templates that provide the basis for fault and event management applications. These features allow network operators to more effectively monitor the status of their networks, providing their customers with better services while reducing costs for development, training, and maintenance. Product features also manage user access and the administration of application servers.

  SolutionSuites Products

     TCSI's SolutionSuites combine application software and tools to integrate and automate a broad range of telecom processes. Built on client/server information architecture, SolutionSuite products support geographically distributed systems that can be centrally managed. They are available on a range of platforms including UNIX and Windows NT servers, and are accessible from workstations and PCs. The Company is engaged in the process of continuously enhancing its application product offerings in an effort to provide customers with reusable and customizable products. To date, the Company has developed solutions in the following areas:

     - Broadband. The Broadband SolutionSuite enables service providers to achieve increased levels of service and performance of their SONET or SDH-based broadband networks. This suite of products supports real-time activation of services that run on customers' broadband networks, including DS1 and DS3, E1 and E3, and higher-rates of services. The broadband suite also provides features that minimize the impact of errors in provisioning databases that are out-of-sync with the network and reduce or eliminate the need for manual inventory. Further, these products are designed to work across all broadband domains including SONET, SDH, Digital Crossconnect Systems, and Next Generation Digital Loop Carriers.

     - Digital Cellular. The Digital Cellular SolutionSuite provides application products that implement efficient and effective business process and support systems that automate and integrate network management operations and management capabilities. This suite of products enables the customer to rapidly provision and add new services. These applications are highly scalable, allowing service providers to more easily increase volumes of equipment, operators, and customers.

     - Intelligent Network. The Intelligent Network SolutionSuite provides applications, tools, and middleware that operate across a wide range of intelligent network switches from multiple users. These products improve the manageability of SS7 networks by providing operators with a consistent set of commands for managing equipment from multiple vendors. Managers are also able to precisely control network utilization by setting thresholds and jeopardy alarms to warn when utilization reaches pre-specified levels. Further, a Mediation Module, based on industry standards, translates bi-directionally between the proprietary interfaces of many vendor's switches and the TMN/Q3 standard conformant TCSI application.

  Professional Services and Customer Support

     The Company provides implementation services to develop customized solutions based on its SolutionCore and SolutionSuites products. This may involve the integration of the Company's products into legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop, and deploy the software necessary to meet its customer's business and operational requirements. The Company has extensive experience in developing and implementing solutions for the telecommunications industry in general, and network and element management solutions in particular. The Company engages in careful planning of the development and deployment phases, a formal development process, and rules or conventions that govern every phase of object framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management, and distributed systems deployment, and the Company's solutions rely heavily on its products. Due to the complex requirements of its customers' network systems, the Company believes its implementation services are a key factor in customer purchasing decisions.*

     The Company is committed to responsive user support. Management believes that such support is critical in continuing successful long-term relationships with its customers.* The Company offers technical customer support from 8:00 a.m. to 5:00 p.m. (Pacific Time), which can be extended at the customer's option to 24 hours a day, 7 days a week for an additional fee. Support is provided by telephone, e-mail, remote login, and on-site assistance, if necessary. The Company has established a site on the World Wide Web which provides technical information as well as schedules of the Company's upcoming training courses.

     The Company conducts training courses for its customers, on a fee basis, at the Company's training facilities in San Jose, California, and at customer sites. Training courses include instruction in the installation, customization, and usage of SolutionCore and related products. Specifically, the Company offers OSP and TMN Services courses on a regular basis. As of December 31, 1996, the Company had approximately 25 individuals performing customer support and training.

     As part of its software licensing agreements, the Company offers 12-month software maintenance contracts to its customers generally at 15 to 25 percent of the aggregate software licensing fee. The maintenance contract entitles customers to telephone support, product maintenance, and upgrades to minor product releases. Substantially, all licensees of the Company's object-oriented software products were covered by a software maintenance contract during the year ended December 31, 1996.

MARKETING AND SALES

     The Company's products are typically intended for use in applications that may be critical to a customer's business. Further, these applications are often complex and require significant technical knowledge of the Company's products and the customers' operations to be successfully deployed. To date, the Company has primarily relied on its experienced worldwide sales force to sell its products and related services. The sales team also significantly utilizes the Company's engineering personnel to assist in product demonstrations, answer customer questions, and scope system specifications. At December 31, 1996, the Company had 34 sales and marketing personnel located in North America, Asia, and Europe.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     The Company also uses various sales channels to augment its product sales. Such channels have included sales representatives, distributors, and system integrators. In the past, significant training on the use of the Company's products combined with extensive knowledge of object-oriented technology and their use in developing advanced telecom systems was required to sell TCSI products. Accordingly, such third party sales channels have accounted for less than 10 percent of the Company's annual sales to date. Management believes that new sales channels are an important part of the Company's growth strategy as they will provide the Company access to important new customers and geographic markets.* Accordingly, management intends to continue to invest in channel development.* Further, as object-oriented technology becomes more widely used and the Company continues to make enhancements to its products, management believes that the Company's products will be more attractive to third-party developers and resellers.*

  Customers

     The Company licenses its development and runtime environment, OSP, to customers around the world. The Company's initial target market has been, and continues to be, Tier 1 service providers. The following chart shows a representative sample of the Company's customers:

         TELECOMMUNICATIONS CARRIERS                     EQUIPMENT MANUFACTURERS
    --------------------------------------        --------------------------------------
    AT&T                                          DSC Communications
    Bell Atlantic                                 Hughes Network Systems
    BellSouth                                     Lucent
    GTE                                           Motorola
    Italtel                                       NEC Corporation
    Nippon Telegraph and Telephone (NTT)          OKI Electric Industry
    Telstra (Telecom Australia)

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 1996, 1995, and 1994, revenues from the Company's five largest customers represented 54 percent, 47 percent, and 44 percent of revenues, respectively. Further, as a percent of telecom revenues the five largest telecom customers represented 62 percent, 63 percent, and 77 percent of revenues in 1996, 1995, and 1994, respectively. In 1996, two customers, BellSouth and United Parcel Service, each represented approximately 16 percent of revenues. The Company anticipates that it will continue to experience significant customer concentration.*

     The Company earns a significant portion of revenues from foreign customers. Revenues outside of North America accounted for approximately 40 percent, 32 percent, and 47 percent of the Company's total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

  Competition

     The Company offers products and services in the evolving market for telecommunications network management software and distributed object technology. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecommunications companies and independent software vendors, technological developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address network management needs. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of telecommunications network management software solutions, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, greater name recognition, longer-standing relationships with customers than the Company and other resources. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

OTHER COMPANY INFORMATION

  Backlog

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a nine to twelve month period. Backlog for the Company's products and services represents an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees, maintenance and support fees, and equipment pass-throughs. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1996, the Company's backlog amounted to approximately $18 million. At December 31, 1995, the Company's backlog was approximately $43 million, of which $10 million was related to equipment to be purchased on behalf of a customer.

  Employees

     At December 31, 1996, the Company had 295 employees, of which approximately 70 percent were professional engineering staff. Over 90 percent of the Company's employees hold options for Company stock. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's employee relations are good.

     The Company's future success will depend to a significant extent on its ability to continue to recruit and assimilate skilled engineers, managers, and other personnel.* The Company's future success will also depend on its ability to attract and retain qualified managerial, sales, and software engineering personnel.* The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The complex nature of the networks of the Company's customers requires that the Company recruit and hire personnel with expertise in and a broad understanding of the industries in which the Company's customers compete. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees.* Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.*

  Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. To date, the Company has received 28 patents and has applications pending for an additional 18 patents. However, the Company transferred 35 patents and patent applications to Atmel Corporation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-recurring Special Items"). The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies.*

  Executive Officers of the Company

     The executive officers of the Company and their ages are as follows:

         NAME              AGE                          POSITION
-----------------------    ----    ---------------------------------------------------
Roger A. Strauch.......     41     Chairman of the Board of Directors and Chief
                                   Executive Officer
Ram A. Banin, Ph.D.....     55     President and Chief Operating Officer
Paul A. Farmer.........     38     Chief Financial Officer, Secretary, and Treasurer

     Mr. Strauch has been Chief Executive Officer since 1989 and Chairman of the Board since March 1996. He was also President of TCSI from its incorporation in 1987 to December 1996. Prior to co-founding TCSI in 1983, Mr. Strauch was a senior staff engineer and project manager with Hughes Aircraft Company's Space and Communications Group from June 1978 to July 1983. Mr. Strauch holds an M.S. in Electrical Engineering from Stanford University and a B.S. in Electrical Engineering from Cornell University. Mr. Strauch also serves on the board of directors of SymmetriCom, Inc.

     Dr. Banin has been President of TCSI since December 1996. Dr. Banin joined TCSI in May 1992 as Senior Vice President and General Manager, Object Software Group. In January of 1996, Dr. Banin was promoted to Executive Vice President of TCSI. Prior to joining TCSI, Dr. Banin founded and operated Banin Associates, a technology and investment management services firm, from April 1989 to May 1992. Dr. Banin was also co-founder and Chief Executive Officer of Atherton Technology, a software tools company, from March 1986 to April 1989, as well as co-founder, Senior Vice President, Engineering and General Manager of the Systems Division of Daisy Systems, a software company, from June 1980 to December 1985. Dr. Banin holds a Ph.D. and an M.A. in Computer Science from the University of California, Berkeley, and an M.S. and a B.S. in Physics and Physics Mathematics, respectively, from the Hebrew University of Jerusalem, Israel.
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Mr. Farmer has been Chief Financial Officer, Secretary, and Treasurer of TCSI since December 1993. Prior to joining TCSI, Mr. Farmer served as Treasurer, Corporate Controller, Assistant Secretary, and Vice President of Technology Solutions Company, a public systems integration company, from November 1990 to December 1993. Previously, Mr. Farmer was a senior manager for Price Waterhouse from January 1982 to November 1990. Mr. Farmer is a Certified Public Accountant and holds an M.B.A. in Finance and Economics from the University of Chicago and a B.S. in Accounting from the University of Illinois.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales and marketing, customer support, and product development facilities are located in Alameda and San Jose, California. In addition, the Company leases sales offices in Dallas, Texas; Vienna, Virginia; Ipswich, UK; and Tokyo, Japan. The Company currently has approximately 220,000 square feet of facilities. The Company's leases have various terms, expiring at different times through the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.*

ITEM 3.  LEGAL PROCEEDINGS

     In late 1996, two class action lawsuits on behalf of certain shareholders were filed against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the claims contained in the suits are without merit and intends to vigorously defend against them. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The common stock of the Company (Common Stock) commenced trading on The Nasdaq National Market under the symbol "TCSI" in July 1991. The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated, as reported by The Nasdaq National Market.

                                                                          HIGH       LOW
                                                                         ------     ------
    1995
    First quarter....................................................    $ 8.33     $ 6.58
    Second quarter...................................................     10.08       7.33
    Third quarter....................................................     11.83       8.00
    Fourth quarter...................................................     13.83       8.50
    1996
    First quarter....................................................    $22.17     $11.33
    Second quarter...................................................     29.75      17.50
    Third quarter....................................................     27.50      10.75
    Fourth quarter...................................................     15.75       5.75

     The market price of the shares of Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock.*

     As of January 15, 1997, the number of shareholders of record of the Company's Common Stock was 112 and the number of beneficial holders was approximately 5,600. The Company has declared no cash dividends on its common stock since the Company's initial public offering in July 1991. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA
Revenues:
  Services.......................................  $42,733   $43,790   $34,872   $27,970   $31,080
  Software licensing fees........................   10,230    11,572     5,434     4,081     3,033
                                                   -------   -------   -------   -------   -------
Total services and licensing fees................   52,963    55,362    40,306    32,051    34,113
  Equipment......................................    7,270        --        --        --        --
                                                   -------   -------   -------   -------   -------
Total revenues...................................   60,233    55,362    40,306    32,051    34,113
Costs, expenses, and special items:
  Services.......................................   28,773    24,945    17,985    15,098    15,397
  Equipment......................................    6,810        --        --        --        --
  Product development............................    6,642        --        --        --        --
  Selling, general, and administrative...........   25,010    19,498    14,556    12,995    15,285
  Non-recurring special items, net...............   (4,587)       --        --        --        --
                                                   -------   -------   -------   -------   -------
Total costs, expenses, and special items.........   62,648    44,443    32,541    28,093    30,682
                                                   -------   -------   -------   -------   -------
Income (loss) from operations....................   (2,415)   10,919     7,765     3,958     3,431
Gain on sale of investment in common stock.......      585        --        --        --        --
Interest income..................................    2,276       982       591       567       499
                                                   -------   -------   -------   -------   -------
Income before income taxes.......................      446    11,901     8,356     4,525     3,930
Provision for income taxes.......................      152     3,831     2,926     1,829     1,557
                                                   -------   -------   -------   -------   -------
Net income.......................................  $   294   $ 8,070   $ 5,430   $ 2,696   $ 2,373
                                                   =======   =======   =======   =======   =======
Earnings per share (EPS).........................  $  0.01   $  0.42   $  0.30   $  0.15   $  0.13
                                                   =======   =======   =======   =======   =======
Shares used in calculation of EPS................   21,542    19,224    18,216    18,302    18,780
                                                   =======   =======   =======   =======   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Cash and investments in marketable securities....  $52,607   $22,027   $22,212   $18,371   $16,570
Working capital..................................   50,717    31,374    18,675    12,179    13,653
Total assets.....................................   87,175    49,510    34,059    27,587    24,789
Shareholders' equity.............................   73,610    37,376    23,792    17,879    18,307

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below in "Factors Affecting Operating Results and Market Price of Stock."

COMPANY OVERVIEW

     TCSI Corporation provides integrated software products and services for the global telecommunications industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's growth has been led by sales of OSP and related object-oriented products and services. The Company has also earned revenue from licensing embedded software contained in wireless products and the development of system solutions for customers in the transportation industry. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, the Company has focused on offering software solutions to the telecommunications industry.

     A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis. The Company also provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones which can be achieved in some circumstances only after completion of the related services. In some cases, customers have disputed fees charged for services provided. The Company has had to write off receivable amounts if such disputes could not be resolved.

     The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1996 quarterly results were adversely affected by delays in the purchase of software licenses.

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major telecommunications service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems often contains significant technological risks. The Company has in the past relied and will in the future rely on its development and implementation expertise.* Additionally, development and implementation of these systems often occurs over periods in excess of one year. During the development and implementation period, there is the risk that a change in the customer's technology or business strategy may cause early termination of the project or discontinuance of future phases. In this regard, the Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs.* Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs internally. Management intends to target product development spending at amounts consistent with other software companies.* Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings.* To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.*

RESULTS OF OPERATIONS

     The following table sets forth selected income statement data for each of the years ended December 31 as a percentage of revenues:

                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Revenues:
      Services......................................................   71%      79%      87%
      Software licensing fees.......................................   17       21       13
      Equipment.....................................................   12       --       --
                                                                      ---      ---      ---
                                                                      100      100      100
    Cost, expenses, and special items:
      Services......................................................   48       45       45
      Equipment.....................................................   11       --       --
      Product development...........................................   11       --       --
      Selling, general, and administrative..........................   42       35       36
      Non-recurring special items, net..............................   (8)      --       --
                                                                      ---      ---      ---
    Income (loss) from operations...................................   (4)      20       19
    Interest and investment income..................................    5        2        2
    Income before income taxes......................................    1       22       21
    Net income......................................................   --       15       13

  Revenues

     The Company generates revenues primarily from the sale of its software products and related services. In 1996, software licensing fees represented 17 percent and services represented 71 percent of total revenues. In 1994, the Company entered into a significant development agreement with a transportation customer. The deployment phase, which was initiated in 1996, provided that the Company would purchase equipment on behalf of the customer. During 1996, 12 percent of revenues related to such equipment. During the third quarter of 1996, the Company agreed to terminate this agreement and does not have any other agreements with significant provisions to purchase equipment. In 1995, software licensing fees represented 21 percent and services represented 79 percent of total revenues. As there were no equipment revenues in 1995, the percentage of software licensing and service revenues in 1996 declined as a percentage of total revenues compared to 1995. In 1994, software licensing fees represented 13 percent of revenues and services represented 87 percent of revenues.
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Revenues increased 9 percent in 1996 to $60.2 million from $55.4 million in 1995. The increase in 1996 revenues was attributable to $7.3 million of equipment purchased on behalf of a customer, as described above. Excluding such equipment revenues, total revenues attributable to services and software licensing fees declined from $55.4 million in 1995 to $53.0 million in 1996 due primarily to the discontinuance of non-telecom product lines in late 1996. Revenues increased 37 percent to $55.4 million in 1995 from $40.3 million in 1994. The Company experienced a 20 percent growth in 1996 revenues from its telecom-related software products and services and a 67 percent increase in 1995.

     Software licensing revenues were $10.2 million in 1996 compared to $11.6 million in 1995 and $5.4 million in 1994. The 1995 increase in software licensing revenues related to OSP licenses purchased prior to the commencement of several large system solution projects. In 1996, as these large projects continued toward completion, there was more demand for follow-on services than there was for new licenses. In 1996, telecom-related licenses totaled $6.7 million compared to $8.9 million in 1995. The Company expects licensing revenues to continue to vary on a quarterly and annual basis.*

     Revenue for services was $42.7 million in 1996 as compared to $43.8 million in 1995 and $34.9 million in 1994. In 1996, a 35 percent increase in telecom-related services was more than offset by a decrease in non-telecom-related services. In the fourth quarter of 1996, the Company divested itself of its non-telecom product lines so that it could focus on its core business. Accordingly, non-telecom services in 1996 declined approximately 60 percent as compared to the prior year. In 1995, telecom-related services increased 54 percent and non-telecom services decreased 3 percent compared to 1994.

     Revenues from North American customers represented 60 percent of 1996 revenues as compared to 68 percent in 1995 and 53 percent in 1994. Revenues from customers in Asia and the Pacific Rim accounted for 28 percent of 1996 revenues as compared to 22 percent in 1995 and 33 percent in 1994. European customers accounted for 12 percent of 1996 revenues compared to 10 percent in 1995 and 14 percent in 1994. The 1996 increase in revenues from customers in Asia and the Pacific Rim was the result of several new telecom customers in Japan and Australia. The increase in North America during 1995 was primarily the result of telecom-related products and services sold to several large customers in the United States. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods*.

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 1996, 1995, and 1994, revenues from the Company's five largest customers represented 54 percent, 47 percent, and 44 percent of revenues, respectively. Further, as a percentage of telecom revenues the top five telecom customers represented 62 percent, 63 percent, and 77 percent of revenues in 1996, 1995, and 1994, respectively. In 1996, two customers, BellSouth and United Parcel Services, represented approximately 16 percent of revenues.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

  Direct Costs of Services

     The Company incurs direct costs in the development and deployment of its customer's software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, and depreciation. Cost of services were $28.8 million in 1996 compared to $24.9 million in 1995 and $18.0 million in 1994. As a percentage of services revenue, cost of services were 67 percent in 1996, compared to 57 percent in 1995 and 52 percent in 1994. In 1996, the Company discounted services to strategically important customers as a means of enhancing the relationship and expanding its product portfolio. The Company anticipates that such investments in customer relationships will decrease as a percentage of revenue in 1997.* In 1995, direct costs increased primarily as a result of increased service revenues. As a result of the increased demand for the Company's products and services in 1996 and 1995, the Company incurred training costs related to the hiring of approximately 90 engineers each in both years. This contributed to increased direct cost of services as a percentage of service revenues for 1996 and 1995, as compared to 1994.

  Equipment Costs

     Equipment costs relate to equipment purchased on behalf of a transportation customer. In 1996, the Company had only one significant system development contract which provided for the delivery of equipment. In October 1996, TCSI agreed to terminate this contract. In the future, the Company does not anticipate such equipment costs, or related revenues, will be significant.*

  Product Development

     Product development includes employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, depreciation, and facilities. Prior to 1996, the Company's product development had been primarily funded by customers as part of the development of software applications for such customers. As a result, internally funded product development costs had not been material. The Company began internally funding its product development costs in 1996.

     In 1996, the Company's product development costs were $6.6 million. The Company's funds were used, in part, to develop the SolutionCore(TM) product line, which includes the fifth release of OSP and new releases of related development tools. At the end of 1996, SolutionCore was in a beta trial by a large telecommunication company in the United States. Further, the Company continues to invest its financial resources in the development of telecom software applications. The Company intends to target product development spending at amounts consistent with other software companies.*

  Selling, General, and Administrative Expenses

     Selling expenses include sales and marketing employee compensation, promotional material, trade show, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expenses.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Selling, general, and administrative expenses increased 28 percent in 1996 to $25.0 million from $19.5 million in 1995. The increase was primarily due to the expansion of Company facilities, bad debt expense, employee benefit costs, and the increased international sales and marketing programs. In 1995, selling, general, and administrative expenses increased 34 percent generally consistent with the 37 percent increase in revenues. As a percent of revenues, selling, general, and administrative expenses were 42 percent, 35 percent, and 36 percent in 1996, 1995, and 1994, respectively. In 1997, the Company anticipates that these costs, as a percentage of revenues, will decrease to historical levels as it continues to focus on its core telecom business and completes its consolidation to new facilities.*

  Non-recurring Special Items

     In October 1996, the Company agreed to terminate a significant development agreement entered into in 1994 with a transportation company. The Company recorded a charge in the third quarter of 1996 of approximately $3.3 million to cover the costs related to the termination of this agreement. The customer paid the Company approximately $5.3 million to terminate the agreement. Additionally, the Company has $1.5 million of equipment held for sale related to this agreement. At December 31, 1996 management believes the equipment is stated at its net realizable value. The Company is actively pursuing the sale of this equipment.

     As part of the Company's strategy to focus on its core telecom operations, in November 1996, the Company licensed its embedded wireless technology and related product lines to Atmel Corporation (Atmel) in exchange for Atmel Common Stock valued at $10.0 million. In the fourth quarter of 1996, the Company recorded a gain on this licensing of its technology, net of transaction costs and project commitments, totaling $7.9 million and a gain of approximately $0.6 million from the sale of the Atmel stock.

  Income Taxes

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 34 percent, 32 percent, and 35 percent for 1996, 1995, and 1994, respectively. In 1995, the Company's tax rate decreased primarily as a result of tax benefits from nontaxable interest income, foreign sales, and research and development tax credits. Such benefits were not fully available in 1996, causing the tax rate to increase slightly.

     At December 31, 1996, the Company had approximately $7.2 million of deferred tax assets. Included in this balance is approximately $3.8 million associated with stock options. In the event these stock option-related deferred assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards.

  Earnings Per Share

     Earnings per share (EPS) is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plans. EPS was $0.01, $0.42, and $0.30 for 1996, 1995, and 1994,
respectively. Shares used in the calculation of EPS increased to 21.5 million in 1996, from 19.2 million in 1995 and 18.2 million in 1994. The 1996 share increase was primarily due to option exercises and 1.5 million of Common Stock shares issued in the Company's secondary public offering in the first quarter of 1996. The share increase in 1995 was primarily due to dilution caused by options with exercise prices below current market prices for the Company's Common Stock and by an increase in the number of options outstanding.
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

  Stock Option Plans

     During 1996, the Company implemented the provisions of Financial Accounting Standards Boards (FASB) Statement No. 123, "Accounting for Stock-Based Compensation." As provided in the Statement, the Company continues to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. For the years ended December 31, 1996 and 1995, the Company has provided pro-forma disclosure of what net income and earnings per share would have been had the fair value, as defined by FASB No. 123, of the options been expensed. In accordance with FASB No. 123, in determining the fair value of the options, the Company uses the Black-Scholes option pricing model. In calculating the value of the options and its effect on net income and EPS, management has made certain assumptions regarding the length of time an employee holds the options and expected stock volatility. The underlying assumptions are based upon past experience and management's best estimates and are subject to significant subjectivity. Accordingly, the ultimate value that an employee receives and the actual number of options exercised may vary significantly from amounts used in the pro-forma calculation.*

     In January 1997, the Company's Board of Directors approved the repricing of
1.1 million options granted under the 1991 Stock Incentive Plan. Employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair value of the related common shares as of January 28, 1997). These options generally vest 50 percent in January 1998 and 25 percent each in January 1999 and January 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past three years, the Company has satisfied its liquidity needs principally through cash flows from operating activities. During 1996, the Company generated approximately $6.9 million of cash from operations primarily resulting from the licensing of the Company's embedded wireless product lines. In 1995, the net cash used in operating activities was affected by a $9.5 million increase in receivables over 1994. The increase in the Company's receivables in 1995 resulted from increased service revenues from certain customers where contractual payment dates generally followed the completion of work. Revenue on these projects, however, was recognized using the percentage of completion method. In 1995, a significant amount of these receivables were related to transportation and wireless customers. In late 1996, these product lines were divested causing unbilled receivable balances to decrease as compared to 1995. As in the past, the Company's operating cash flows in the future may be affected by contractual billing and collection milestones; consequently, management anticipates that receivable balances may continue to fluctuate.* The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make payment for products and services received.*

     Cash and investments in marketable securities totaled $52.6 million at December 31, 1996 and $22.0 million at December 31, 1995. During 1996, working capital increased $19.3 million to $50.7 million at December 31, 1996. The increase in cash and working capital was primarily the result of funds raised in a secondary public offering of the Company's Common Stock in the first quarter of 1996. The offering's net proceeds were approximately $25.8 million. During 1996, the Company also raised $3.7 million of cash from the exercise of employee stock options and received approximately $10.0 million from the licensing of its embedded wireless software. The Company invested $7.4 million during 1996 in marketable securities with maturities greater than one year and the balance is invested in marketable securities with maturities less than one year. The Company has no outstanding debt or lines of credit.
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     During 1996, the Company used $7.5 million of cash for capital expenditures, which primarily related to the consolidation of facilities in northern California and new and upgraded hardware and software development tools for engineers. The Company currently has no significant commitments for capital expenditures, although management intends to support operational needs as necessary including approximately $2.0 million of tenant improvements. Management expects that capital expenditures in 1997 will be less than those in 1996.*

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

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

     A significant portion of the Company's operating income have been, and are expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customer's systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period, as in the second half of 1996, the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's common stock could be materially adversely affected.
---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

  Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the license of the Company's products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. When the Company has provided services to implement certain large projects, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of revenue and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

  Acceptance of the Company's Products; Product Development Risks

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations, in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced element, network, and service management systems developed by the Company, the Company has in the past relied and will in the future rely on its development and implementation expertise. The Company continues to develop distributed object software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

     Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, internally funded product development costs were nominal. During the year ended December 31, 1996, the Company expensed $6.6 million of product development. Management intends to target product development spending at amounts consistent with other software companies. There can be no assurance, however, that such funding will result in the successful introduction of new products.

  Customer Concentration

     To date, a significant portion of the Company's revenues have been concentrated among a limited number of customers. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

  Product Defects

     The Company provides complex object-oriented software products for major corporations. The development and enhancement of such complex software entails substantial risks of product defects. The Company has in the past discovered software defects in certain of its products. There can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results, and financial condition.

  Implementation Risks

     As characteristic of companies providing software solutions to the telecommunications industry, the complexities involved in implementing the Company's software solutions entail risks of performance failures. In some cases the Company has agreed to accept some financial responsibility, in the form of agreed upon penalty amounts, should the Company's products not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the reputational harm resulting from product defects or implementation errors would be damaging to the Company. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

  International Sales

     Revenues outside of North America accounted for approximately 40 percent, 32 percent, and 47 percent of the Company's total revenues for the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

     International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenue by pricing its products and services in United States dollars whenever possible. The Company, however, generally pays the expenses of its international operations in local currencies and generally does not engage in hedging transactions with respect to such obligations. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In order to reduce the risk of exchange rate losses from foreign currency denominated sales, the Company may engage in hedging transactions. There can be no assurance that such hedging transactions will not have a material adverse effect on the Company's business, operating results, and financial condition.

  Dependence on Telecommunications Carriers; Government Regulation

     The Company's principal customers are concentrated among major telecom carriers, including regional bell operating companies ("RBOCs"). Such companies operate within the telecom industry, which has recently been characterized by intense competition in the development of new technology, equipment, and customer services. The Company believes that large telecom carriers have become increasingly cautious in making significant capital expenditures, due in part to increased competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. These and other factors have in the past and may in the future cause such customers to experience significant fluctuations in capital expenditures for network management software solutions.

     The telecom industry is subject to extensive regulation in the United States and other countries, and the Company's customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has undergone in the past year government deregulation, there can be no assurance that deregulatory trends will continue or that reregulation will not occur. Government regulatory policies are likely to continue to have a major impact on the Company's ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results, and financial condition.

  Competition

     The Company offers products and services in the evolving markets for telecom network management software and distributed object technology. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address telecom software needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete network management software solutions: development environments, object frameworks, and customized applications. Because certain of the Company's competitors focus only on one of these functional areas, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater name recognition, and longer-standing relationships with customers than does the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

     The Company's products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc. and Hewlett Packard Company, and by vendors of relational database software, particularly Oracle Corporation, Sybase, Inc., and Informix Corporation, could materially adversely impact the Company's business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers would have a material adverse effect on the Company's business, operating results, and financial condition.

     The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's software products and solutions obsolete or unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer licensing of existing Company products or engaging the Company's services. Any deferral of license or service revenues could have a material adverse effect on the Company's business, operating results, and financial condition.

  Protection of Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. To date, the Company has received 28 patents and has applications pending for an additional 18 patents. However, the Company transferred 35 patents and patent applications to Atmel Corporation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-recurring Special Items"). The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.

     While the Company believes that its products and trademarks and their use by customers does not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products or their use by customers infringe, or may infringe, the proprietary rights of such third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the numbers of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, including meritless claims, could result in costly, time-consuming litigation, and diversion of technical and management personnel. In the event any third party were to make a valid claim and a license were not made available on commercially reasonable terms, or if the Company were unable to develop non-infringing alternative technology, the Company's business, operating results, and financial condition could be materially adversely affected.

     In addition, certain of the Company's customers regard the solutions provided by the Company to be proprietary to such customers and may attempt to prohibit the Company from using or otherwise benefiting from certain of the advances made in developing such solutions. Although the Company intends to increasingly standardize its integration solutions through the use of object-oriented software products, there can be no assurance that the prohibition or restrictions imposed by certain customers of the use of certain intellectual property will not adversely affect the Company's business, operating results, and financial condition.

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms or that such licenses will not be terminated. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed, and integrated, which would have a material adverse effect on the Company's business, operating results, and financial condition.

  Risks Associated with Acquisitions

     The Company from time to time evaluates potential acquisitions of complementary businesses, products, and technologies. To support its growth plans, the Company may acquire companies that have a significant installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance the Company's competitive position. Such acquisitions would subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. To date, the Company has not consummated an acquisition transaction. The failure to successfully evaluate, negotiate, and effect acquisition transactions could have a material adverse effect on the Company's business, operating results, and financial condition.

  Potential Volatility of Stock Price

     The market price of the shares of the Company's common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two class action lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the lawsuits are without merit and intends to contest them.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is incorporated by reference herein from
Part IV Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is set forth under the captions, "Proposal 1: Election of Directors," "Board Meetings, Committees, and Director Compensation," in the Company's Proxy Statement and under the caption, "Executive Officers of the Registrant" in Part I hereof, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption, "Executive Compensation," in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption, "Security Ownership of Directors, Officers, and Principal Shareholders," in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth under the caption, "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of TCSI are filed as part of this Report:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors................................................  F-1
    Consolidated Balance Sheets at December 31, 1996 and 1995.....................  F-2
    Consolidated Statements of Income for the years ended
      December 31, 1996, 1995, and 1994...........................................  F-3
    Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1996, 1995, and 1994...........................................  F-4
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995, and 1994...........................................  F-5
    Notes to Consolidated Financial Statements....................................  F-6

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of TCSI Corporation is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI Corporation:

                                       SCHEDULE                                     PAGE
    ------------------------------------------------------------------------------  ----
       II  Valuation and Qualifying Accounts......................................  S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.  EXHIBITS

EXHIBIT
 NUMBER                                  DOCUMENT DESCRIPTION
--------  -----------------------------------------------------------------------------------
 3.1      Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-40872 on Form S-1
          filed on May 29, 1991.
 3.2      Certificate of Amendment of the Restated Articles of Incorporation of the Company,
          dated December 12, 1994, incorporated herein by reference to Exhibit 3.2 of Form
          10-K filed March 9, 1995.
 3.3      Amended By-laws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May 29,
          1991.
10.1#     Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan as amended
          February 28, 1992, incorporated herein by reference to Exhibit 4 of the Company's
          Registration Statement No. 33-57540 on Form S-8 filed on January 28, 1993.
10.2#     Amendment to Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan,
          dated March 3, 1995, changing the name of the plan to TCSI Corporation 1991 Stock
          Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Form 10-K filed
          March 9, 1995.
10.3#     Amendments to TCSI Corporation 1991 Stock Incentive Plan, dated December 8, 1995 and March 1, 1996, incorporated herein by reference to Exhibit 10.3 of Form 10-K filed March 25, 1996.
10.4      Teknekron Communications Systems, Inc. Equity Sharing Plan restated as of May 17,
          1991, incorporated herein by reference to Exhibit 4 of the Company's Registration
          Statement No. 33-41808 on Form S-8 filed on July 19, 1991.
10.5      Amendment One to Teknekron Communications Systems, Inc. Equity Sharing Plan dated
          January 4, 1993 incorporated herein by reference to Exhibit 10.4 of Form 10-K filed
          March 26, 1993.
10.6      Amendment to Teknekron Communications Systems, Inc. Equity Sharing Plan, dated
          March 3, 1995, changing the name of the plan to TCSI Corporation Equity Sharing
          Plan, incorporated herein by reference to Exhibit 10.5 of Form 10-K filed March 9,
          1995.
10.7      Lease between Dwight Way Associates and the Company, dated January 17, 1990, concerning the lease of the Company's facilities at 2201 Dwight Way, Berkeley,
          California, incorporated herein by reference to Exhibit 10.6 of the Company's
          Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.
10.8      Amendment to lease between Dwight Way Associates and the Company, dated February
          23, 1995, extending the original lease dated January 17, 1990, incorporated herein by reference to Exhibit 10.10 of Form 10-K filed March 25, 1996.
10.9      Form of Indemnity Agreement between the Company and each of its directors and officers incorporated herein by reference to Exhibit 10.8 of the Company's
          Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.
10.10     Form of specimen, TCSI Corporation Equity Sharing Plan Non-Qualified Notice of
          Grant of Stock Options and Grant Agreement and Annex I (attached thereto), dated
          March 3, 1995, incorporated herein by reference to Exhibit 10.10 of Form 10-K filed
          March 9, 1995.
10.11     Form of specimen, Teknekron Communications Systems, Inc. Equity Sharing Plan
          Amended Option Agreement, dated as of January 4, 1993, incorporated herein by reference to Exhibit 10.14 of Form 10-K filed March 26, 1993.
10.12#    Form of specimen, TCSI Corporation 1991 Stock Incentive Plan Notice of Grant of
          Stock Options and Grant Agreement and Annex I (attached thereto), dated March 3,
          1995, incorporated herein by reference to Exhibit 10.12 of Form 10-K filed March 9,
          1995.

---------------
* Filed herewith.

# Plans in which executive officers participate.

EXHIBIT
 NUMBER                                  DOCUMENT DESCRIPTION
--------  -----------------------------------------------------------------------------------
10.13#*   Form of specimen, amendment to TCSI Corporation 1991 Stock Incentive Plan, dated
          December 6, 1996, changing eligible participants, repricing and transferability of options, and approval of material amendments.
10.14     Lease between Mitsubishi Estate Housing Co. and the Company dated December 27,
          1993, concerning lease of the Company's facilities at 15-1, Jinnan 1-Chome,
          Shibuya-ku, Tokyo, Japan, incorporated by reference to Exhibit 10.12 of Form 10-K filed March 28, 1994.
10.15     Description of ongoing Incentive Bonus Program and form of standard letter agreement entered into between the Company and Ram A. Banin, Ph.D., incorporated herein by reference to Exhibit 10.2 of Form 10-K filed March 9, 1995.
10.16     Lease between Browning-Ferris Industries of California, Inc. and the Company, dated
          December 16, 1994, concerning the lease of the Company's facilities located at 150
          Almaden Blvd., Suite 850, San Jose, California, incorporated herein by reference to
          Exhibit 10.15 of Form 10-K filed March 9, 1995.
10.17     Lease between Browning-Ferris Industries of California, Inc. and the Company, dated
          December 16, 1994, concerning the lease of the Company's facilities located at 150
          Almaden Blvd., Suite 800 and 900, San Jose, California, incorporated herein by reference to Exhibit 10.16 of Form 10-K filed March 9, 1995.
10.18     Lease between JMB/San Jose Associates and the Company, dated January 31, 1996, concerning lease of the Company's facilities located at 150 Almaden Blvd., Fifth
          Floor, San Jose, California, incorporated herein by reference to Exhibit 10.21 of
          Form 10-K filed March 25, 1996.
10.19     TCSI 1994 Board of Directors Option Plan, dated as of December 2, 1994, incorporated herein by reference to Exhibit 4 of the Company's Registration
          Statement No. 33-98842 on Form S-8 filed on October 27, 1995.
10.20*    Amendment to TCSI 1994 Board of Directors Option Agreement, dated December 6, 1996, changing eligibility of outside directors to receive equity securities under an employee benefit plan, transferability of options, and approval of material amendments.
10.21     Form of specimen, TCSI 1994 Board of Directors Option Agreement, dated as of
          December 2, 1994, incorporated herein by reference to Exhibit 10.18 of Form 10-K filed March 9, 1995.
10.22     Lease between Birmingham Realty Company and the Company, dated May 15, 1995, concerning the lease of the Company's facilities located at One Perimeter Park
          South, Fourth Floor North, Birmingham, Alabama, incorporated herein by reference to
          Exhibit 10.24 of Form 10-K filed March 25, 1996.
10.23*    Lease between Cow Holdings Limited and the Company, dated July 25, 1996, concerning lease of Company's facilities located at 8605 Westwood Center Dr., Vienna,
          Virginia.
10.24*    Sublease between Computer Associates International, Inc. and the Company, dated
          July 12, 1996, concerning the lease of Company's facilities located at 1080 Marina
          Village Parkway, Alameda, California.
10.25*    Lease between Tricoho, Ltd. and the Company, dated July 22, 1996, concerning lease of Company's facilities located at 15851 Dallas Parkway, Suite 367, Dallas, Texas.
10.26*    Form of specimen, TCSI Employee Stock Purchase Plan, dated January 19, 1997.
11.1*     Statement regarding computation of earnings per share.
23.1*     Consent of Independent Auditors.

---------------
* Filed herewith.

# Plans in which executive officers participate.

     (b) Reports on Form 8-K in the fourth quarter of 1996:

    (i) Press Release dated December 16, 1996, "TCSI Teams With Milan-Based Etnoteam
        To Deliver Solutions To Italian Telecommunications Companies; TCSI Expands
        Global Customer Base Through Synergistic Alliances With Industry Leaders"
   (ii) Press Release dated December 10, 1996, "TCSI Promotes Dr. Ram Banin To
        President And C.O.O.; Bart Heenan Appointed Vice President of Solutions
        Delivery"
  (iii) Press Release dated December 6, 1996, "TCSI and RBOC Discontinue Discussions
        Relating to Anticipated Contract"
   (iv) Regarding Asset Purchase and License Agreement with Atmel Corporation dated
        November 29, 1996
    (v) Press Release dated November 26, 1996, "TCSI Gains Endorsement of NEC
        Corporation For Its Telecom Network Management Solutions; Largest Computer and
        Communications Manufacturer in Japan Approves Use of TCSI's Software in
        Multiple Solutions Worldwide"
   (vi) Press Release dated November 20, 1996, "TCSI Announces Significant Contract
        With Hughes Network Systems; New Wireless Network Management OMCs to be Based
        on TCSI's Advanced Software Solutions"
  (vii) Press Release dated November 15, 1996, "TCSI to License Wireless Technology to
        Atmel Corporation"
 (viii) Concerning "Backlog" dated November 7, 1996
   (ix) Press Release dated November 4, 1996, "TCSI Awarded Multi-Million Dollar
        Contract by IDC -- One of Japan's Largest International Telecom Companies;
        TCSI Provides Leading Edge Solutions to Growing Pacific Rim Customer Base"
    (x) Press Release dated October 23, 1996, "TCSI Previews New Application Software
        Solutions For The Telecom Industry At The NMF Expo in Barcelona"
   (xi) Press Release dated October 16, 1996, "TCSI Corporation Reports Third Quarter
        Results"
  (xii) Press Release dated October 8, 1996, "TCSI Announces New Suite of Software and
        Hardware Development Tools for the Lode DSP Core; TCSI Makes Developing for
        Lode Easier"
 (xiii) Press Release dated October 8, 1996, "TCSI Launches Flexible Licensing Program
        for Lode DSP Core"
  (xiv) Press Release dated October 8, 1996, "Atmel Signs License for TCSI Lode DSP
        Core"

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  TCSI Corporation
                  (Registrant)

March 1, 1997     /s/ ROGER A. STRAUCH
                  -------------------------------------------------------------------
                  Roger A. Strauch, Chief Executive Officer
                  (Principal Executive Officer)

March 1, 1997     /s/ PAUL A. FARMER
                  -------------------------------------------------------------------
                  Paul A. Farmer, Chief Financial Officer, Secretary,
                  and Treasurer
                  (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 1, 1997     /s/ ROGER A. STRAUCH
                  -------------------------------------------------------------------
                  Roger A. Strauch, Chairman of the Board of Directors

March 1, 1997     /s/ JOHN C. BOLGER
                  -------------------------------------------------------------------
                  John C. Bolger, Director

March 1, 1997     /s/ WILLIAM A. HASLER
                  -------------------------------------------------------------------
                  William A. Hasler, Director

March 1, 1997     /s/ DAVID G. MESSERSCHMITT
                  -------------------------------------------------------------------
                  David G. Messerschmitt, Ph.D., Director

March 1, 1997     /s/ DANIEL H. MILLER
                  -------------------------------------------------------------------
                  Daniel H. Miller, Director

March 1, 1997     /s/ HARVEY E. WAGNER
                  -------------------------------------------------------------------
                  Harvey E. Wagner, Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

San Francisco, California
January 23, 1997

                                TCSI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $30,880     $16,946
  Investments in marketable securities...................................   14,352       5,081
  Receivables............................................................   12,522      16,500
  Other receivables......................................................    2,042         361
  Deferred income taxes..................................................    2,178       1,913
  Other current assets...................................................    2,308       2,707
                                                                           -------     -------
          Total current assets...........................................   64,282      43,508
Furniture, equipment, and leasehold improvements, net....................    9,234       5,134
Non-current investments in marketable securities.........................    7,375          --
Non-current deferred income taxes........................................    5,000         429
Other non-current assets.................................................    1,284         439
                                                                           -------     -------
          Total assets...................................................  $87,175     $49,510
                                                                           =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accruals....................................  $ 7,263     $ 4,005
  Accrued compensation and related costs.................................    4,705       4,823
  Income taxes...........................................................    1,597       3,306
                                                                           -------     -------
          Total current liabilities......................................   13,565      12,134
                                                                           -------     -------
Commitments (Note 8)
Shareholders' equity:
  Preferred shares, $0.01 par value; 5,000 shares authorized; none
     outstanding.........................................................       --          --
  Common shares, $0.10 par value; 75,000 shares authorized; 21,219 shares
     issued and outstanding -- 1996 (18,602 - 1995)......................    2,122       1,860
  Additional paid-in capital.............................................   45,939      10,261
  Retained earnings......................................................   25,549      25,255
                                                                           -------     -------
          Total shareholders' equity.....................................   73,610      37,376
                                                                           -------     -------
          Total liabilities and shareholders' equity.....................  $87,175     $49,510
                                                                           =======     =======

                            See accompanying notes.

                                TCSI CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Revenues:
  Services..................................................    $42,733     $43,790     $34,872
  Software licensing fees...................................     10,230      11,572       5,434
                                                                -------     -------     -------
          Total services and licensing fees.................     52,963      55,362      40,306
  Equipment.................................................      7,270          --          --
                                                                -------     -------     -------
          Total revenues....................................     60,233      55,362      40,306
                                                                -------     -------     -------
Costs, expenses, and special items:
  Services..................................................     28,773      24,945      17,985
  Equipment.................................................      6,810          --          --
  Product development.......................................      6,642          --          --
  Selling, general, and administrative......................     25,010      19,498      14,556
  Non-recurring special items, net..........................     (4,587)         --          --
                                                                -------     -------     -------
          Total costs, expenses, and special items..........     62,648      44,443      32,541
                                                                -------     -------     -------
Income (loss) from operations...............................     (2,415)     10,919       7,765
Gain on sale of investment in common stock..................        585          --          --
Interest income.............................................      2,276         982         591
                                                                -------     -------     -------
Income before income taxes..................................        446      11,901       8,356
Provision for income taxes..................................        152       3,831       2,926
                                                                -------     -------     -------
Net income..................................................    $   294     $ 8,070     $ 5,430
                                                                =======     =======     =======
Earnings per share (EPS)....................................    $  0.01     $  0.42     $  0.30
                                                                =======     =======     =======
Shares used in calculation of EPS...........................     21,542      19,224      18,216
                                                                =======     =======     =======

                            See accompanying notes.

                                TCSI CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                   COMMON SHARES
                                                 ------------------   ADDITIONAL                   TOTAL
                                                 NUMBER OF             PAID-IN     RETAINED    SHAREHOLDERS'
                                                  SHARES     AMOUNT    CAPITAL     EARNINGS       EQUITY
                                                 ---------   ------   ----------   ---------   -------------
Balances at December 31, 1993..................    17,588    $1,759    $  4,365     $ 11,755      $17,879
  Net income...................................        --        --          --        5,430        5,430
  Proceeds from exercise of options............       350        35       1,182           --        1,217
  Tax benefits from exercise of options........        --        --         348           --          348
  Repurchase of common shares..................      (242)      (24)     (1,058)          --       (1,082)
                                                   ------    ------     -------      -------      -------
Balances at December 31, 1994..................    17,696     1,770       4,837       17,185       23,792
  Net income...................................        --        --          --        8,070        8,070
  Proceeds from exercise of options............       996        99       3,979           --        4,078
  Tax benefits from exercise of options........        --        --       2,096           --        2,096
  Repurchase of common shares..................       (90)       (9)       (651)          --         (660)
                                                   ------    ------     -------      -------      -------
Balances at December 31, 1995..................    18,602     1,860      10,261       25,255       37,376
  Net income...................................        --        --          --          294          294
  Proceeds from exercise of options............     1,117       112       3,586           --        3,698
  Tax benefits from exercise of options........        --        --       2,570           --        2,570
  Deferred tax benefits from exercise of
     options...................................        --        --       3,827           --        3,827
  Issuance of common shares, net of offering
     costs -- March 1996.......................     1,500       150      25,695           --       25,845
                                                   ------    ------     -------      -------      -------
Balances at December 31, 1996..................    21,219    $2,122    $ 45,939     $ 25,549      $73,610
                                                   ======    ======     =======      =======      =======

                            See accompanying notes.

                                TCSI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1996        1995         1994
                                                               -------     -------     --------
OPERATING ACTIVITIES
Net income...................................................  $   294     $ 8,070     $  5,430
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization...........................    4,240       1,682          687
     Deferred income taxes...................................     (157)       (385)         224
     Provision for doubtful accounts.........................       --         250           --
     Changes in:
       Receivables...........................................    3,978      (9,540)      (2,291)
       Other current assets..................................      497      (2,279)        (172)
       Accounts payable and other accruals...................      687         820        1,124
       Accrued compensation and related costs................     (118)      1,127        1,165
       Income taxes..........................................   (2,561)        (80)      (1,730)
                                                               -------     -------     --------
          Net cash provided by (used in) operating
            activities.......................................    6,860        (335)       4,437
                                                               -------     -------     --------
INVESTMENT ACTIVITIES
Capital expenditures.........................................   (7,548)     (5,373)      (1,064)
Purchase of marketable securities............................  (35,907)     (3,743)     (18,806)
Maturity and sale of marketable securities...................   19,261      17,194       14,433
Decrease (increase) in other non-current assets..............     (845)          9          (15)
                                                               -------     -------     --------
          Net cash provided by (used in) investing
            activities.......................................  (25,039)      8,087       (5,452)
                                                               -------     -------     --------
FINANCING ACTIVITIES
Issuance of common shares....................................   25,845          --           --
Proceeds from exercise of options............................    3,698       4,078        1,217
Tax benefits from exercise of options........................    2,570       2,096          348
Repurchase of common shares..................................       --        (660)      (1,082)
                                                               -------     -------     --------
          Net cash provided by financing activities..........   32,113       5,514          483
                                                               -------     -------     --------
Net increase (decrease) in cash and cash equivalents.........   13,934      13,266         (532)
Cash and cash equivalents at beginning of year...............   16,946       3,680        4,212
                                                               -------     -------     --------
Cash and cash equivalents at end of year.....................  $30,880     $16,946     $  3,680
                                                               =======     =======     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for income taxes.................................  $   353     $ 2,200     $  4,084
                                                               =======     =======     ========

                            See accompanying notes.

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     TCSI Corporation provides integrated software products and services for the global telecommunications industry.

  Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

  Revenues

     The Company provides its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenue for services is generally recognized on a percentage-of-completion basis as work is performed. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables. The Company recognizes revenue from software licensing fees only after delivery and installation of software products and if there are no remaining significant post-installation obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis. The Company's revenue recognition policy is in accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position 91-1, "Software Revenue Recognition".

  Stock Based Compensation

     During 1996, the Company implemented the Provisions of Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation". The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

  Common Shares

     In April 1996, the Board increased the authorized common shares from 37.5 million to 75.0 million and changed the par value from $0.0067 to $0.15 per share. In May 1996, the Board approved a three-for-two stock split of the Company's common shares and concurrently the par value was changed from $0.15 to $0.10 per share. All share and per share information has been adjusted to reflect these matters.

  Per Share Information

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                TCSI CORPORATION

2.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company accounts for its marketable securities under Statement of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Investments not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, included in shareholders' equity. Realized and unrealized gains and losses from investments have been insignificant to the results of operations and financial position of the Company. Total cash and cash equivalents and investments in marketable securities at December 31 are as follows:

                                                                        1996        1995
                                                                       -------     -------
    Cash in banks....................................................  $ 5,827     $ 2,466
    Held-to-maturity securities:
      Obligations of states and political subdivisions...............    6,800      15,800
      Debt securities of U.S. companies..............................   14,483       2,748
      U.S. Treasury securities and obligations of U.S. government
         agencies....................................................    2,000       1,013
                                                                       -------     -------
                                                                        23,283      22,027
                                                                       -------     -------
    Available-for-sale securities:
      Obligations of states and political subdivisions...............    1,900          --
      Debt securities of U.S. companies..............................   18,121          --
      U.S. Treasury securities and obligations of U.S. government
         agencies....................................................    3,476          --
                                                                       -------     -------
                                                                        23,497          --
                                                                       -------     -------
                                                                       $52,607     $22,027
                                                                       =======     =======

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's cash flows relating to the purchases and maturities of its marketable securities for the years ended December 31 are:

                                                             1996        1995        1994
                                                            -------     -------     -------
    Purchase of marketable securities:
      Investments held-to-maturity........................  $18,795     $ 3,743     $18,806
      Investments available-for-sale......................   17,112          --          --
                                                            -------     -------     -------
                                                            $35,907     $ 3,743     $18,806
                                                            =======     =======     =======
    Maturity and sale of marketable securities:
      Investments held-to-maturity........................  $10,540     $17,194     $14,433
      Investments available-for-sale:
         Maturities.......................................    1,950          --          --
         Sales............................................    6,771          --          --
                                                            -------     -------     -------
                                                            $19,261     $17,194     $14,433
                                                            =======     =======     =======

                                TCSI CORPORATION

3.  RECEIVABLES AND CREDIT RISK

     Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry and are unsecured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Reserves are maintained for potential credit losses.

     Receivables at December 31 are as follows:

                                                                        1996        1995
                                                                       -------     -------
    Billed receivables...............................................  $10,433     $ 7,832
    Unbilled receivables.............................................    2,489       9,068
    Reserve for doubtful accounts....................................     (400)       (400)
                                                                       -------     -------
                                                                       $12,522     $16,500
                                                                       =======     =======

4.  MAJOR CUSTOMERS AND REVENUES BY GEOGRAPHIC AREA

     For the year ended December 31, 1996, the Company had two customers that each represented 16 percent of revenues (1995-one customer, representing 14 percent of revenues; 1994-two customers, representing 14 percent and 10 percent of revenues). No other customers represented more than 10 percent of revenues in these periods.

     Revenues for the years ended December 31 were derived from customers based in the following geographic areas:

                                                             1996        1995        1994
                                                            -------     -------     -------
    North America.........................................  $36,032     $37,724     $21,391
    Asia and Pacific Rim..................................   17,206      12,389      13,458
    Europe................................................    6,995       5,249       5,457
                                                            -------     -------     -------
                                                            $60,233     $55,362     $40,306
                                                            =======     =======     =======

5.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment, and leasehold improvements are stated at cost. Depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of five years and three years, respectively, utilizing the straight-line method. Amortization is provided for leasehold improvements in amounts sufficient to relate the cost over the shorter of the term of the related office lease or ten years utilizing the straight-line method. Furniture, equipment, and leasehold improvement balances at December 31 are as follows:

                                                                        1996        1995
                                                                      --------     -------
    Computer and office equipment...................................  $ 12,856     $11,094
    Furniture and fixtures..........................................     3,307       2,350
    Leasehold improvements..........................................     4,194       1,442
                                                                      --------     -------
                                                                        20,357      14,886
    Less accumulated depreciated and amortization...................   (11,123)     (9,752)
                                                                      --------     -------
                                                                      $  9,234     $ 5,134
                                                                      ========     =======

                                TCSI CORPORATION

     Leasehold improvements were reduced by $1,400 as a result of allowances due from the Company's landlords. In addition, this balance contains $2,200 for accrued expenditures that were not yet paid as of December 31, 1996. These amounts are non-cash transactions and, accordingly, are not included in the Company's Consolidated Statement of Cash Flows.

6.  EMPLOYEE PROFIT SHARING/401(K) PLAN AND STOCK OPTION PLANS

  Profit Sharing/401(k)

     Eligible employees can contribute amounts to the Company's Profit Sharing/401(k) Plan (the Plan) via payroll withholding subject to certain limitations. The Company matches contributions by plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to income under the Plan in 1996 were $637 (1995 -- $616; 1994 -- $451).

  Equity Sharing Plan

     The Equity Sharing Plan (Equity Plan) authorizes up to 2.6 million common shares for the granting of options to employees and consultants. The Equity Plan provides for issuance of incentive options at an exercise price of not less than 100 percent of fair value at the time of grant. As provided by the Equity Plan, all ungranted options expired March 1, 1996, accordingly, no shares are available for grant at December 31, 1996.

     Information regarding the Equity Plan is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                                EXERCISE PRICE     OPTION SHARES
                                                                --------------     -------------
    Outstanding at December 31, 1993..........................      $ 3.79           2,199,000
      Granted.................................................        3.98             123,000
      Exercised...............................................        3.57            (339,000)
      Options canceled and available for re-grant.............        2.51            (132,000)
                                                                                     ---------
    Outstanding at December 31, 1994..........................        3.91           1,851,000
      Granted.................................................        8.51              30,000
      Exercised...............................................        4.87            (712,000)
      Options canceled and available for re-grant.............        3.99            (110,000)
                                                                                     ---------
    Outstanding at December 31, 1995..........................        3.34           1,059,000
      Granted.................................................       13.06             134,000
      Exercised...............................................        3.78            (588,000)
      Options canceled and available for re-grant.............        6.18             (77,000)
                                                                                     ---------
    Outstanding at December 31, 1996..........................      $ 5.05             528,000
                                                                                     =========
    Exercisable at December 31, 1996..........................      $ 2.43             381,000
                                                                                     =========

                                TCSI CORPORATION

     The weighted average grant date fair value of options granted during 1996 and 1995 was $13.86 and $5.57 per share, respectively.

                                                     OPTIONS OUTSTANDING
                                           ---------------------------------------           OPTIONS
                                                       WEIGHTED                            EXERCISABLE
                                                       AVERAGE                       ------------------------
                                                      REMAINING        WEIGHTED                   WEIGHTED
                RANGE OF                             CONTRACTUAL       AVERAGE                    AVERAGE
             EXERCISE PRICES               NUMBER    LIFE (YEARS)   EXERCISE PRICE   NUMBER    EXERCISE PRICE
-----------------------------------------  -------   ------------   --------------   -------   --------------
$ 2.17 -  5.00...........................  401,000        1.2           $ 2.50       381,000       $ 2.43
  5.01 - 10.00...........................    2,000        5.1             9.97            --           --
 10.01 - 15.00...........................  112,000        5.2            12.22            --           --
 15.01 - 20.67...........................   13,000        5.2            20.02            --           --
                                           -------                                   -------
                                           528,000                                   381,000
                                           =======                                   =======

  1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan (Stock Plan) authorizes up to 3.0 million common shares for the granting of options or restricted shares to employees, directors, and consultants. The Stock Plan provides for issuance of incentive options at an exercise price per share of not less than 100 percent of fair value at the time of the grant. The Stock Plan also provides for issuance of nonstatutory options and restricted stock awards at any price as determined by the 1991 Stock Incentive Plan Committee. Options granted under the Stock Plan generally have a term of up to six years from the date of the grant and are exercisable to the extent vested. The option term and vesting schedule is established by the 1991 Stock Incentive Plan Committee at the date of grant. No grants of restricted stock have been issued under the Stock Plan.

     In 1996, the Company's shareholders approved an amendment to the Stock Plan which increased the number of common shares reserved for option grants to 7.5 million. Beginning January 1, 1997, the number of options eligible to be granted under the Stock Plan automatically increases by 0.75 million each year.

     Information regarding the 1991 Stock Incentive Plan is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                                EXERCISE PRICE     OPTION SHARES
                                                                --------------     -------------
    Outstanding at December 31, 1993..........................      $ 2.48             761,000
      Granted.................................................        4.16             959,000
      Exercised...............................................        2.25             (11,000)
      Options canceled and available for re-grant.............        3.09             (21,000)
                                                                                     ---------
    Outstanding at December 31, 1994..........................        3.46           1,688,000
      Granted.................................................        8.35           1,226,000
      Exercised...............................................        2.85            (284,000)
      Options canceled and available for re-grant.............        4.98            (188,000)
                                                                                     ---------
    Outstanding at December 31, 1995..........................        5.73           2,442,000
      Granted.................................................       16.47             970,000
      Exercised...............................................        3.48            (529,000)
      Options canceled and available for re-grant.............       10.06            (439,000)
                                                                                     ---------
    Outstanding at December 31, 1996..........................      $ 9.61           2,444,000
                                                                                     =========
    Exercisable at December 31, 1996..........................      $ 4.92             778,000
                                                                                     =========
    Options available for grant at December 31, 1996..........                       4,227,000
                                                                                     =========

                                TCSI CORPORATION

     The weighted average grant date fair value of options granted during 1996 and 1995 was $11.14 and $5.63 per share, respectively.

                                                    OPTIONS OUTSTANDING
                                         -----------------------------------------
                                                       WEIGHTED                        OPTIONS EXERCISABLE
                                                       AVERAGE                       ------------------------
                                                      REMAINING        WEIGHTED                   WEIGHTED
                 RANGE OF                            CONTRACTUAL       AVERAGE                    AVERAGE
            EXERCISE PRICE                NUMBER     LIFE (YEARS)   EXERCISE PRICE   NUMBER    EXERCISE PRICE
---------------------------------------  ---------   ------------   --------------   -------   --------------
$ 1.77 -  5.00.........................    645,000        2.0           $ 3.27       484,000       $ 3.15
  5.01 - 10.00.........................    993,000        4.3             7.99       284,000         7.74
 10.01 - 15.00.........................    332,000        5.0            11.42        10,000        11.05
 15.01 - 19.55.........................    474,000        5.6            20.36            --           --
                                         ---------                                   -------
                                         2,444,000                                   778,000
                                         =========                                   =======

  1994 Outside Directors Stock Option Plan

     In 1995, the Company's shareholders approved the 1994 Outside Directors Stock Option Plan (Directors Plan) which authorizes up to 300,000 common shares for options to non-employee directors. Each eligible director is granted options to purchase approximately 30,000 shares upon appointment or election to the Board of Directors. Each year, current directors are granted options to purchase an additional six thousand shares. Options vest monthly over a three-year period. At December 31, 1996, the weighted average contractual life of options outstanding is 3.7 years.

     Information regarding the Director's Plan is as follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                  EXERCISE PRICE   OPTION SHARES
                                                                  --------------   -------------
    Outstanding at December 31, 1993............................      $   --               --
      Granted...................................................        6.40           56,000
                                                                                      -------
    Outstanding at December 31, 1994............................        6.40           56,000
      Granted...................................................       10.75           30,000
                                                                                      -------
    Outstanding at December 31, 1995............................        7.93           86,000
      Granted...................................................        8.75           30,000
                                                                                      -------
    Outstanding at December 31, 1996............................      $ 8.14          116,000
                                                                                      =======
    Exercisable at December 31, 1996............................      $ 7.19           45,000
                                                                                      =======

     The weighted average grant date fair value of options granted during 1996 and 1995 was $5.40 and $6.92 per share, respectively.

  Stock-Based Compensation and Pro-forma Information

     Under provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for both 1996 and 1995: risk-free interest rate of 6.6 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of 0.978; and a weighted-average expected life of the option of 4 years.

                                TCSI CORPORATION

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company is also required to present pro-forma information as if provisions of FASB Statement No. 123 had been implemented as of January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of adjustments made to obtain pro-forma income (loss) and earnings (loss) per share is not expected to be indicative of the effect on future periods' pro-forma results. The Company's pro forma information for the years ended December 31 are as follows:

                                                                         1996        1995
                                                                        -------     ------
    Pro-forma:
      Net income (loss)...............................................  $(2,968)    $7,019
                                                                        =======     ======
      Earnings (loss) per share.......................................  $ (0.14)    $ 0.38
                                                                        =======     ======

  Employee Stock Purchase Plan

     In December 1996, the Company's Board of Directors (Board) approved the Employee Stock Purchase Plan (Purchase Plan) under section 423 of the Internal Revenue Code and reserved 500,000 shares of Company common stock for issuance under this plan. The number of shares available under the Purchase Plan will increase annually by the lesser of 100,000 shares, one percent of the Company's outstanding shares, or an amount determined by the Board. All employees, as defined by the Purchase Plan, may contribute up to 15 percent of their compensation to purchase shares of the Company's common stock at the lesser of 85 percent of the fair market value at the beginning or end of each six month offering period. The offering periods commence each February and August. No shares of common stock have been issued under the Purchase Plan, which is subject to approval by the Company's shareholders in May 1997.

  Option Repricing

     In January 1997, the Company's Board of Directors approved the repricing of
1.1 million options granted under the 1991 Stock Incentive Plan. Employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair value of the related common shares as of January 28, 1997). These options generally vest 50 percent in January 1998 and 25 percent each in January 1999 and January 2000.

                                TCSI CORPORATION

7.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows using the liability method:

                                                                          1996       1995
                                                                         ------     ------
    Current deferred tax assets:
      Revenue differences related to timing............................  $1,212     $  879
      Other accrued items..............................................     966      1,034
                                                                         ------     ------
    Net current deferred tax asset.....................................   2,178      1,913
    Benefit of operating loss carry forward relating to stock option
      exercises........................................................   3,827         --
    Benefit of credit carry forward....................................     852         --
    Depreciation.......................................................     321        429
                                                                         ------     ------
    Net deferred tax asset.............................................  $7,178     $2,342
                                                                         ======     ======

     The current and deferred tax provisions for the years ended December 31 are as follows:

                                                                1996       1995       1994
                                                                -----     ------     ------
    Current:
      Federal.................................................  $(640)    $2,759     $1,944
      State...................................................     97      1,019        385
      Foreign.................................................    852        438        373
                                                                -----     ------     ------
                                                                  309      4,216      2,702
                                                                -----     ------     ------
    Deferred:
      Federal.................................................   (136)      (336)       170
      State...................................................    (21)       (49)        54
                                                                -----     ------     ------
                                                                 (157)      (385)       224
                                                                -----     ------     ------
                                                                $ 152     $3,831     $2,926
                                                                =====     ======     ======

     Deferred income tax asset balances also increased in 1996 as a result of deferred taxes related to stock option exercises. These amounts are not reflected in the deferred provisions as they are charged directly to additional paid-in capital.

     The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate for the years ended December 31 as follows:

                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Federal statutory rate..........................................   34%      34%      34%
    State taxes, net of federal.....................................    5        5        6
    Tax exempt interest.............................................  (10)      (2)      (4)
    Other items.....................................................    5       (5)      (1)
                                                                                --       --
                                                                      ---
    Income tax provision............................................   34%      32%      35%
                                                                      ===       ==       ==

     At December 31, 1996, the Company had a net operating loss carry forward for federal income tax purposes of approximately $15,000 and a foreign tax credit carry forward of approximately $850 which expire in the years 2011 and 2001, respectively.

                                TCSI CORPORATION

     At December 31, 1996, the Company had approximately $7.2 million of deferred tax assets. Included in this balance is approximately $3.8 million associated with stock options. In the event these stock option related deferred assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards.

8.  COMMITMENTS

     The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense on these leases during the year ended December 31, 1996 was $2,270 (1995 -- $1,591; 1994 -- $1,167). Future
minimum lease payments on noncancelable operating leases for the years ended December 31 are as follows:

        1997...............................................................  $ 2,712
        1998...............................................................    2,682
        1999...............................................................    2,589
        2000...............................................................    1,953
        2001 and beyond....................................................    6,472
                                                                             -------
                                                                             $16,408
                                                                             =======

9.  LEGAL PROCEEDINGS

     In late 1996, two class action lawsuits on behalf of certain shareholders were filed against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the claims contained in the suits are without merit and intends to vigorously defend against them. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

10.  NON-RECURRING SPECIAL ITEMS

     In 1994, the Company entered into a development agreement to deploy a solution for a transportation customer. This deployment included equipment purchased on behalf of the customer. Such equipment revenues, and related costs, were included in the operating results for the first half of 1996. Revenue from services related to this agreement were approximately $2,500, $3,500, and $500 for 1996, 1995, and 1994, respectively.

     On October 10, 1996, the Company and the customer terminated this agreement. The Company recorded a charge in the third quarter of 1996 of approximately $3,334 to cover the costs related to the termination of this agreement. The customer paid the Company approximately $5,300 to terminate the agreement. Additionally, the Company has $1,500 of equipment held for sale related to this agreement which is included in other current assets at December 31, 1996. Management believes the equipment is stated at its net realizable value. The Company is actively pursuing sale of this equipment.

     In November 1996, the Company licensed its wireless technology to Atmel Corporation (Atmel) for 335,000 shares of Atmel common stock. The fair value of the common stock on the transaction date was $29.90 per share. The Company has recorded a gain on this licensing agreement, net of transaction costs and project commitments, totaling $7,921.

                                TCSI CORPORATION

     In December 1996, the Company sold the Atmel stock at a price of $32.42 per share which resulted in the Company recording a gain on the sale of its investment in common stock totaling $600. Revenue from services and software licensing fees related to wireless products employing this technology amounted to approximately $7,400, $11,600 and $11,700 for 1996, 1995, and 1994
respectively.

11.  UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for 1996 and 1995 are summarized as follows:

                                                                   1996 QUARTER ENDED
                                                    -------------------------------------------------
                                                    MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                    ---------     --------     ---------     --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Services........................................   $12,583      $ 12,962     $   8,835     $  8,353
  Software licensing fees.........................     3,116         4,438           950        1,726
                                                     -------       -------      --------     --------
Total services and licensing fees.................    15,699        17,400         9,785       10,079
  Equipment.......................................     2,839         4,431            --           --
                                                     -------       -------      --------     --------
          Total revenues..........................    18,538        21,831         9,785       10,079
                                                     -------       -------      --------     --------
Costs, expenses, and special items:
  Services........................................     6,128         6,824         8,666        7,155
  Equipment.......................................     2,654         4,156            --           --
  Product development.............................     1,004         1,487         2,078        2,073
  Selling, general, and administrative............     5,283         5,899         5,993        7,835
  Non-recurring special items, net................        --            --         3,334       (7,921)
                                                     -------       -------      --------     --------
          Total costs, expenses, and special
            items.................................    15,069        18,366        20,071        9,142
                                                     -------       -------      --------     --------
Income (loss) from operations.....................     3,469         3,465       (10,286)         937
Gain on sale of investment in common stock........        --            --            --          585
Interest income...................................       282           664           719          611
                                                     -------       -------      --------     --------
Income (loss) before income taxes.................     3,751         4,129        (9,567)       2,133
Provision for (benefit from) income taxes.........     1,200         1,321        (3,061)         692
                                                     -------       -------      --------     --------
Net income (loss).................................   $ 2,551      $  2,808     $  (6,506)    $  1,441
                                                     =======       =======      ========     ========
Earnings (loss) per share (EPS)...................   $  0.13      $   0.13     $   (0.31)    $   0.07
                                                     =======       =======      ========     ========
Shares used in calculation of EPS.................    20,348        22,191        21,027       21,736
                                                     =======       =======      ========     ========

                                TCSI CORPORATION

                                                                   1995 QUARTER ENDED
                                                    -------------------------------------------------
                                                    MARCH 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                                                    ---------     --------     ---------     --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Services........................................   $10,446      $ 10,026     $  11,813     $ 11,505
  Software licensing fees.........................     2,266         3,345         2,267        3,694
                                                     -------       -------      --------     --------
          Total revenues..........................    12,712        13,371        14,080       15,199
                                                     -------       -------      --------     --------
Costs and expenses:
  Services........................................     5,992         5,522         6,439        6,992
  Selling, general, and administrative............     4,210         5,232         4,906        5,150
                                                     -------       -------      --------     --------
          Total costs and expenses................    10,202        10,754        11,345       12,142
                                                     -------       -------      --------     --------
Income from operations............................     2,510         2,617         2,735        3,057
Interest income...................................       206           237           269          270
                                                     -------       -------      --------     --------
Income before income taxes........................     2,716         2,854         3,004        3,327
Provision for income taxes........................       952           978           903          998
                                                     -------       -------      --------     --------
Net income........................................   $ 1,764      $  1,876     $   2,101     $  2,329
                                                     =======       =======      ========     ========
Earnings per share (EPS)..........................   $  0.09      $   0.10     $    0.11     $   0.12
                                                     =======       =======      ========     ========
Shares used in calculation of EPS.................    18,827        19,140        19,266       19,661
                                                     =======       =======      ========     ========

                                TCSI CORPORATION
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCES AT     CHARGE TO                    BALANCES AT
                                                  BEGINNING      COSTS AND                      END OF
                  DESCRIPTION                     OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
-----------------------------------------------  -----------     ---------     ----------     -----------
Year ended December 31, 1996:
  Allowance for uncollectible accounts.........     $ 400         $ 1,248       $ (1,248)        $ 400
                                                     ----          ------        -------          ----
                                                    $ 400         $ 1,248       $ (1,248)        $ 400
                                                     ====          ======        =======          ====
Year ended December 31, 1995:
  Allowance for uncollectible accounts.........     $ 150             250             --         $ 400
                                                     ----          ------        -------          ----
                                                    $ 150             250             --         $ 400
                                                     ====          ======        =======          ====
Year ended December 31, 1994:
  Allowance for uncollectible accounts.........     $ 150         $    --             --         $ 150
                                                     ----          ------        -------          ----
                                                    $ 150         $    --             --         $ 150
                                                     ====          ======        =======          ====

3060-10K-97

                               INDEX TO EXHIBITS

EXHIBIT NO.                                         EXHIBIT
-----------
 3.1            Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-40872 on
                Form S-1 filed on May 29, 1991.
 3.2            Certificate of Amendment of the Restated Articles of Incorporation of the
                Company, dated December 12, 1994, incorporated herein by reference to Exhibit
                3.2 of Form 10-K filed March 9, 1995.
 3.3            Amended By-laws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May
                29, 1991.
10.1#           Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan as amended
                February 28, 1992, incorporated herein by reference to Exhibit 4 of the
                Company's Registration Statement No. 33-57540 on Form S-8 filed on January 28,
                1993.
10.2#           Amendment to Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan,
                dated March 3, 1995, changing the name of the plan to TCSI Corporation 1991
                Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Form
                10-K filed March 9, 1995.
10.3#           Amendments to TCSI Corporation 1991 Stock Incentive Plan, dated December 8, 1995 and March 1, 1996, incorporated herein by reference to Exhibit 10.3 of Form 10-K filed March 25, 1996.
10.4            Teknekron Communications Systems, Inc. Equity Sharing Plan restated as of May
                17, 1991, incorporated herein by reference to Exhibit 4 of the Company's
                Registration Statement No. 33-41808 on Form S-8 filed on July 19, 1991.
10.5            Amendment One to Teknekron Communications Systems, Inc. Equity Sharing Plan
                dated January 4, 1993 incorporated herein by reference to Exhibit 10.4 of Form
                10-K filed March 26, 1993.
10.6            Amendment to Teknekron Communications Systems, Inc. Equity Sharing Plan, dated
                March 3, 1995, changing the name of the plan to TCSI Corporation Equity Sharing
                Plan, incorporated herein by reference to Exhibit 10.5 of Form 10-K filed March
                9, 1995.
10.7            Lease between Dwight Way Associates and the Company, dated January 17, 1990, concerning the lease of the Company's facilities at 2201 Dwight Way, Berkeley,
                California, incorporated herein by reference to Exhibit 10.6 of the Company's
                Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.
10.8            Amendment to lease between Dwight Way Associates and the Company, dated February
                23, 1995, extending the original lease dated January 17, 1990, incorporated herein by reference to Exhibit 10.10 of Form 10-K filed March 25, 1996.
10.9            Form of Indemnity Agreement between the Company and each of its directors and officers incorporated herein by reference to Exhibit 10.8 of the Company's
                Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.
10.10           Form of specimen, TCSI Corporation Equity Sharing Plan Non-Qualified Notice of
                Grant of Stock Options and Grant Agreement and Annex I (attached thereto), dated
                March 3, 1995, incorporated herein by reference to Exhibit 10.10 of Form 10-K filed March 9, 1995.
10.11           Form of specimen, Teknekron Communications Systems, Inc. Equity Sharing Plan
                Amended Option Agreement, dated as of January 4, 1993, incorporated herein by reference to Exhibit 10.14 of Form 10-K filed March 26, 1993.

---------------
* Filed herewith.

# Plans in which executive officers participate.

EXHIBIT NO.                                         EXHIBIT
-----------
10.12#          Form of specimen, TCSI Corporation 1991 Stock Incentive Plan Notice of Grant of
                Stock Options and Grant Agreement and Annex I (attached thereto), dated March 3,
                1995, incorporated herein by reference to Exhibit 10.12 of Form 10-K filed March
                9, 1995.
10.13#*         Form of specimen, amendment to TCSI Corporation 1991 Stock Incentive Plan, dated
                December 6, 1996, changing eligible participants, repricing and transferability of options, and approval of material amendments.
10.14           Lease between Mitsubishi Estate Housing Co. and the Company dated December 27,
                1993, concerning lease of the Company's facilities at 15-1, Jinnan 1-Chome,
                Shibuya-ku, Tokyo, Japan, incorporated by reference to Exhibit 10.12 of Form
                10-K filed March 28, 1994.
10.15           Description of ongoing Incentive Bonus Program and form of standard letter agreement entered into between the Company and Ram A. Banin, Ph.D., incorporated herein by reference to Exhibit 10.2 of Form 10-K filed March 9, 1995.
10.16           Lease between Browning-Ferris Industries of California, Inc. and the Company,
                dated December 16, 1994, concerning the lease of the Company's facilities located at 150 Almaden Blvd., Suite 850, San Jose, California, incorporated herein by reference to Exhibit 10.15 of Form 10-K filed March 9, 1995.
10.17           Lease between Browning-Ferris Industries of California, Inc. and the Company,
                dated December 16, 1994, concerning the lease of the Company's facilities located at 150 Almaden Blvd., Suite 800 and 900, San Jose, California,
                incorporated herein by reference to Exhibit 10.16 of Form 10-K filed March 9,
                1995.
10.18           Lease between JMB/San Jose Associates and the Company, dated January 31, 1996, concerning lease of the Company's facilities located at 150 Almaden Blvd., Fifth
                Floor, San Jose, California, incorporated herein by reference to Exhibit 10.21 of Form 10-K filed March 25, 1996.
10.19           TCSI 1994 Board of Directors Option Plan, dated as of December 2, 1994, incorporated herein by reference to Exhibit 4 of the Company's Registration
                Statement No. 33-98842 on Form S-8 filed on October 27, 1995.
10.20*          Amendment to TCSI 1994 Board of Directors Option Agreement, dated December 6,
                1996, changing eligibility of outside directors to receive equity securities under an employee benefit plan, transferability of options, and approval of material amendments.
10.21           Form of specimen, TCSI 1994 Board of Directors Option Agreement, dated as of
                December 2, 1994, incorporated herein by reference to Exhibit 10.18 of Form 10-K filed March 9, 1995.
10.22           Lease between Birmingham Realty Company and the Company, dated May 15, 1995, concerning the lease of the Company's facilities located at One Perimeter Park
                South, Fourth Floor North, Birmingham, Alabama, incorporated herein by reference to Exhibit 10.24 of Form 10-K filed March 25, 1996.
10.23*          Lease between Cow Holdings Limited and the Company, dated July 25, 1996, concerning lease of Company's facilities located at 8605 Westwood Center Dr.,
                Vienna, Virginia.
10.24*          Sublease between Computer Associates International, Inc. and the Company, dated
                July 12, 1996, concerning the lease of Company's facilities located at 1080
                Marina Village Parkway, Alameda, California.
10.25*          Lease between Tricoho, Ltd. and the Company, dated July 22, 1996, concerning lease of Company's facilities located at 15851 Dallas Parkway, Suite 367,
                Dallas, Texas.

---------------
* Filed herewith.

# Plans in which executive officers participate.

EXHIBIT NO.                                         EXHIBIT
-----------
10.26*          Form of specimen, TCSI Employee Stock Purchase Plan, dated January 19, 1997.
11.1*           Statement regarding computation of earnings per share.
23.1*           Consent of Independent Auditors.

---------------
* Filed herewith.

# Plans in which executive officers participate.