Form 10-Q
period 1997-03-31
TCSI CORP
filed 1997-05-09
CIK 875315

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377


                                   TCSI CORPORATION
                (Exact name of Registrant as specified in its charter)


           NEVADA                                   68-0140975
----------------------------------------  -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer identification no.)
incorporation or organization)

1080 Marina Village Parkway, Alameda, CA         94501
----------------------------------------  -----------------------------------
(Address of principal executive offices)         (Zip code)

                       Telephone number    (510) 749-8500
                                         -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X     No
                                              -------     --------

As of April 30, 1997, there were 21,437,656 shares of common stock of the Registrant outstanding.

                                      FORM 10-Q


                                        INDEX


                                                                    Page No.
PART I.  FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION

         Consolidated Statements of Income for the Quarters
              Ended March 31, 1997 and 1996 (Unaudited).............    3

         Consolidated Balance Sheets at March 31, 1997 (Unaudited)
              and December 31, 1996.................................    4

         Consolidated Statements of Cash Flows for the Quarters
              Ended March 31, 1997 and 1996 (Unaudited).............    5

         Notes to Consolidated Financial Information(Unaudited).....    6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    9


PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS......................................   25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................   26

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                        (In thousands, except per share data)

                                                Quarter Ended March 31,
                                               -------------------------
                                                  1997           1996
                                               ---------      ----------
Revenues:
    Services                                   $   7,803      $  12,583
    Software licensing fees                        2,031          3,116
                                               ---------      ---------
        Total services and licensing fees          9,834         15,699
    Equipment, non-telecom                            --          2,839
                                               ---------      ---------
        Total revenues                             9,834         18,538
                                               ---------      ---------

Costs and expenses:
    Services                                       5,143          6,128
    Equipment, non-telecom                            --          2,654
    Product development                            1,452          1,004
    Selling, general, and administrative           4,838          5,283
                                               ---------      ---------
        Total costs and expenses                  11,433         15,069
                                               ---------      ---------

Income (loss) from operations                     (1,599)         3,469

Interest income                                      749            282
                                               ---------      ---------
Income (loss) before income taxes                   (850)         3,751

Provision for (benefit from) income taxes           (289)         1,200
                                               ---------      ---------

Net income (loss)                              $    (561)     $   2,551
                                               ---------      ---------
                                               ---------      ---------

Earnings (loss) per share (EPS)                $   (0.03)     $    0.13
                                               ---------      ---------
                                               ---------      ---------

Shares used in calculation of EPS                 21,343         20,348
                                               ---------      ---------
                                               ---------      ---------

The accompanying notes are an integral part of this financial information.

                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)


                                                       March 31,        December 31,
                                                         1997               1996
                                                     -----------        ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $  33,866           $  30,880
    Investments in marketable securities                 12,422              14,352
    Receivables                                           7,857              12,522
    Other receivables                                     1,941               2,042
    Deferred income taxes                                 2,178               2,178
    Other current assets                                  2,058               2,308
                                                      ---------           ---------
         Total current assets                            60,322              64,282

Furniture, equipment, and leasehold improvements,
    net                                                  10,143               9,234
Non-current investments in marketable securities          5,475               7,375
Non-current deferred income taxes                         5,000               5,000
Other non-current assets                                    804               1,284
                                                      ---------           ---------
         Total assets                                 $  81,744           $  87,175
                                                      ---------           ---------
                                                      ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accruals               $   3,119           $   7,263
    Accrued compensation and related costs                3,806               4,705
    Income taxes                                          1,162               1,597
                                                      ---------           ---------
         Total current liabilities                        8,087              13,565
                                                      ---------           ---------

Shareholders' equity:
    Preferred shares, $0.01 par value; 5,000
       shares authorized; none outstanding                   --                  --
    Common shares, $0.10 par value; 75,000 shares
       authorized; 21,438 shares issued and
       outstanding - 1997 (21,219 - 1996)                 2,144               2,122
    Additional paid-in capital                           46,560              45,939
    Retained earnings                                    24,988              25,549
    Foreign currency translation adjustments                (35)                 --
                                                      ---------           ---------
         Total shareholders' equity                      73,657              73,610
                                                      ---------           ---------

         Total liabilities and shareholders' equity   $  81,744           $  87,175
                                                      ---------           ---------
                                                      ---------           ---------

The accompanying notes are an integral part of this financial information.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)


                                                             Quarter Ended March 31,
                                                             -----------------------
                                                               1997           1996
                                                             --------      ---------
OPERATING ACTIVITIES
Net income (loss)                                            $  (561)      $  2,551
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operations:
    Depreciation and amortization                                963            646
    Deferred income taxes                                         --            286
    Changes in:
      Receivables                                              4,665         (2,756)
      Equipment receivables, non-telecom                          --         (2,836)
      Other receivables                                         (437)            --
      Other current assets                                       250            118
      Accounts payable and other accruals                     (2,079)         1,473
      Accrued compensation and related costs                    (899)          (817)
      Income taxes                                              (435)           630
                                                             --------      --------
         Net cash provided by (used in)
            operating activities                               1,467           (705)
                                                             --------      --------

INVESTMENT ACTIVITIES
    Capital expenditures                                      (3,399)        (1,793)
    Purchase of marketable securities                         (2,084)        (3,991)
    Maturity and sale of marketable securities                 5,900          2,750
    Decrease (increase) in other non-current assets              480            (49)
                                                             --------      --------
         Net cash provided by (used in)
            investing activities                                 897         (3,083)
                                                             --------      --------

FINANCING ACTIVITIES
    Issuance of common shares                                     --         25,900
    Proceeds from exercise of options                            657          1,855
                                                             --------      --------
         Net cash provided by financing activities               657         27,755
                                                             --------      --------

    Effect of foreign currency exchange rate changes on
      cash and cash equivalents                                  (35)            --
                                                             --------      --------

Net increase in cash and cash equivalents                      2,986         23,967

Cash and cash equivalents at beginning of period              30,880         16,946
                                                             --------      --------
Cash and cash equivalents at end of period                   $33,866       $ 40,913
                                                             --------      --------
                                                             --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for income taxes                               $   146       $    285
                                                             --------      --------
                                                             --------      --------

The accompanying notes are an integral part of this financial information.

               NOTES TO CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

1.  BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial information has been prepared by TCSI Corporation (TCSI or the Company) in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K.

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

3.  RECEIVABLES AND CREDIT RISK

            Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry and are unsecured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received. Reserves are maintained for potential credit losses.

            Receivables balances are as follows:

            (In thousands)                         March 31,     December 31,
                                                     1997            1996
                                                   ---------     -----------
            Billed receivables                     $  7,434       $  10,433
            Unbilled receivables                        823           2,489
            Reserve for doubtful accounts              (400)           (400)
                                                   ---------      ----------
                                                   $  7,857       $  12,522
                                                   ---------      ----------
                                                   ---------      ----------

4.  FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

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

            Furniture, equipment, and leasehold improvements balances are as follows:

            (In thousands)                       March 31,     December 31,
                                                   1997           1996
                                                 ---------     ------------
            Computer and lab equipment           $  13,005       $  12,856
            Furniture and fixtures                   3,401           3,307
            Leasehold improvements                   5,823           4,194
                                                 ---------       ---------
                                                    22,229          20,357

            Less accumulated depreciation
              and amortization                     (12,086)        (11,123)
                                                 ---------       ---------
                                                 $  10,143        $  9,234
                                                 ---------       ---------
                                                 ---------       ---------

5.  INCOME TAXES

            The effective tax rate used in the calculation of the income tax provision (benefit) for the periods ended March 31, 1997 and 1996 was 34 percent and 32 percent, respectively. In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual net income, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

            At March 31, 1997, the Company had approximately $7.2 million of deferred tax assets. Included in this balance is approximately $3.8 million associated with stock options. In the event these stock option related deferred assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards.

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

7.  PER SHARE INFORMATION

            Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the period ending March 31, 1997.

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings (loss) per share for the periods ended March 31, 1997 and March 31, 1996. The impact of Statement 128 is not expected to be material.

8.  LITIGATION

            In late 1996, two class action lawsuits on behalf of certain shareholders were filed against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the claims contained in the suits are without merit and is vigorously defending such suits. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            IN ADDITION TO HISTORICAL INFORMATION CONTAINED HEREIN, THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

    OVERVIEW

            TCSI Corporation provides integrated software products and services for the global telecommunications industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's revenues have resulted primarily from sales of related object-oriented software products and services. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation -related development agreement. As a result, the Company has focused on offering software solutions to the telecommunications industry.

            A significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis. The Company also provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time to time, customers have established payment milestones which can be achieved only after completion of the related services. In some cases, customers have disputed fees charged for services provided. The Company may write off receivable amounts if such disputes cannot be resolved.

            The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1996 and 1997 quarterly results were adversely affected by customer delays in the purchase of software licenses.

            A substantial portion of the Company's revenues are derived from the sale of the Company's software products and services to major telecommunications service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems often contains significant technological risks. The Company has in the past relied and will in the future rely on its development and implementation expertise. Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in the customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of the project or discontinuance of future phases. In this regard, the Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.

            Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs internally. Management intends to target product development spending at amounts consistent with other software companies. Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings. To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.

RESULTS OF OPERATIONS

            REVENUES. The Company generates revenues from the sale of its software products and related services to the telecommunications industry. For the periods ended March 31, 1997 and 1996, revenues were as follows:

                                      March 31, 1997        March 31, 1996
                                    ------------------     -----------------
     Services                       $  7,803       79%     $12,583       68%
     Software licensing fees           2,031       21        3,116       17
     Equipment, non-telecom               --       --        2,839       15
                                    --------      ----     -------      ----
          Total revenues            $  9,834      100%     $18,538      100%
                                    --------      ----     -------      ----
                                    --------      ----     -------      ----

                                      March 31, 1997        March 31, 1996
                                    ------------------     -----------------
     TELECOM:
     Services                       $  7,741       83%     $ 9,068       78%
     Software licensing fees           1,610       17        2,517       22
                                    --------      ----     -------      ----
          Total telecom revenues    $  9,351      100%     $11,585      100%
                                    --------      ----     -------      ----
                                    --------      ----     -------      ----

          The Company's total revenues decreased 47 percent, from $18.5 million in the quarter ended March 31, 1996 to $9.8 million in the quarter ended March 31, 1997, due primarily to the non-recurrence of approximately $7.0 million of 1996 first quarter revenues generated by non-telecom business units which were discontinued in late 1996. The 19 percent decline in total telecom revenues (from $11.6 million in the first quarter of 1996 to $9.4 million in the first quarter of 1997) is primarily attributable to a decrease in telecom software licensing fees due to delays in customer's deployments. In addition, telecom services revenues decreased in the first period of 1997 due to a decline in North America bookings in late 1996 and continued discounts with a number of strategically important customers. The Company expects software licensing fees to continue to decline in the near term and to vary from period to period.*



_______________________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 15 for a discussion of factors that could affect future performance.

          The following summarizes revenues by geographic location:

                                            March 31,      March 31,
                                              1997           1996
                                            ---------      ---------
          North America                        31%            60%
          Asia and the Pacific Rim             40             27
          Europe                               29             13
                                             ------         ------
                                              100%           100%
                                             ------         ------
                                             ------         ------

                                            March 31,      March 31,
                                              1997           1996
                                            ---------      ---------
          TELECOM:
          North America                        30%            50%
          Asia and the Pacific Rim             40             29
          Europe                               30             21
                                             ------         ------
                                              100%           100%
                                             ------         ------
                                             ------         ------

          Telecom revenues from Asia and the Pacific Rim and Europe increased to $6.6 million for the quarter ended March 31, 1997 compared to $5.7 million for the quarter ended March 31, 1996. The increase is attributable to increased references from customers resulting in recent follow-on contracts. The Company generally realizes service revenues over 12 to 18 month design, development, and deployment periods. Low North America-based telecom bookings during 1996 resulted in North American telecom revenues declining approximately 50 percent to $2.8 million for the quarter ended March 31, 1997 from $5.8 million for the same period in 1996. The Company anticipates that revenues from Asia and the Pacific Rim and European customers will continue to account for a significant portion of its total revenue in future periods.*

          Historically, a significant portion of the Company's revenues has been concentrated among a limited number of customers. For the periods ended March 31, 1997 and 1996, the concentration of total revenue from the Company's five largest customers remained relatively unchanged at 61 percent and 64 percent, respectively. The concentration of revenue from the Company's five largest telecom customers declined to 64 percent for the quarter ended March 31, 1997 from 72 percent for the same quarter in 1996. Two telecom customers each represented 15 to 20 percent of total revenues for the quarter ended March 31, 1997. No telecom customer represented more than 15 percent of total revenues for the same period in 1996. There can be no assurance that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods. See "Factors Affecting Operating Results and Market Price of Stock -- Customer Concentration."


_______________________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 15 for a discussion of factors that could affect future performance.

          COSTS OF SERVICES. The Company incurs costs in the design, development, and deployment of its customer's software solutions. The major cost components are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Cost of services also include an allocation for benefits, facilities, and depreciation. For the quarter ended March 31, 1997, costs of services declined 16 percent to $5.1 million from $6.1 million for the same period in 1996. The decrease is primarily due to the divestiture of the Company's non-telecom business units in late 1996. As a percentage of services revenues, cost of services were 66 percent for the quarter ended March 31, 1997 compared to 49 percent for the quarter ended March 31, 1996. The increase is due primarily to a number of ongoing strategically important relationships where services continue to be provided at a discount. The Company anticipates that such additional investments will decrease as a percentage of revenue for the remainder of 1997.*

          PRODUCT DEVELOPMENT. Product development includes employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, depreciation, and facilities. In 1996, the Company began internally funding its product development costs. Prior to 1996, such product development had been primarily funded by customers as part of the development of software applications for the customer. In the first quarter of 1997, the Company invested $1.5 million (approximately 15 percent of revenues) on internally funded product development compared with $1.0 million or 5 percent of revenues for the first quarter of 1996. In the first quarter of 1997, the funds were used primarily on the development of the Company's SolutionCore-TM- product line, which includes the fifth release of Object Services Package (OSP) and new releases of related development tools. The Company expects to continue to invest in its SolutionCore-TM-product line, as well as its new SolutionSuites-TM- product line throughout 1997, in amounts generally consistent with the current period's spending levels.*

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling expenses include sales, sales support, and marketing employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with other administrative costs including recruiting, legal and accounting fees, and insurance. Selling, general, and administrative expenses decreased 8 percent to $4.8 million for the quarter ended March 31, 1997 from $5.3 million in the comparable 1996 period. The decrease is due to the discontinuance of non-telecom business groups in late 1996, as well as the Company's efforts to reduce general and administrative costs through efficiencies and the consolidation of its facilities. The Company plans to continue to maintain the 1996 level of resources devoted to sales and marketing, but intends to continue to reduce 1997 general and administrative costs relative to 1996 levels.* As a percent of revenue, selling, general, and administration expense was 49 percent for the quarter ended March 31, 1997 and 28 percent for the same period in 1996. The increase is primarily attributed to the 47 percent decline in revenues in the first period of 1997 over the first period in 1996.


_______________________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 15 for a discussion of factors that could affect future performance.

          INCOME TAXES. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes." The Company's effective tax rates were 34 percent and 32 percent for the quarters ended March 31, 1997 and 1996, respectively. The Company realized a tax benefit of $0.3 million on a pre-tax loss of $0.9 million for the quarter ended March 31, 1997 compared to income tax expense of $1.2 million on pre-tax income of $3.8 million for the same period in 1996.

          EARNINGS PER SHARE (EPS). Shares used in the calculation of earnings (loss) per share increased to 21.3 million for the quarter ended March 31, 1997 compared to 20.3 million for the same quarter in 1996, resulting in earnings (loss) per share of $(0.03) and $0.13, respectively. The increase in shares was due to option exercises and 1.5 million shares of Common Stock issued in the Company's follow-on public offering in March 1996. The increase was partially offset by the exclusion of unexercised option shares in the 1997 calculation of EPS, as such shares would be anti-dilutive as a result of the net loss for the current period.

    LIQUIDITY AND CAPITAL RESOURCES

          The Company generated cash of $1.5 million from operating activities for the quarter ended March 31, 1997 compared to cash used in operations of $0.7 million for the comparable period in 1996. The increase in cash generated from operations is primarily due to a decline in the Company's accounts receivable. In the first period of 1996, accounts receivable balances included a significant amount related to customers in the now discontinued transportation and wireless product lines. As in the past, the Company's operating cash flows in the future may be affected by fluctuating receivable balances.* The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.*

          Cash provided by financing activities decreased $27.1 million for the period ended March 31, 1997 to $0.7 million compared to $27.8 million for the same period in 1996. In the first quarter of 1996, the Company raised funds through a follow-on public offering, with net proceeds of approximately $25.9 million. During the period ended March 31, 1997, $0.9 million was provided by investing activities compared to $3.1 million used in investing activities for the period ended March 31, 1996. The current quarter ended March 31, 1997 included the purchase of $2.1 million of marketable securities and $5.9 million of maturities of marketable securities compared to the purchase of $4.0 million of marketable securities and $2.8 million of maturities for the comparable period in 1996. The net increase in cash provided by such investing activities in 1997 was offset by $3.4 million of cash used for capital expenditures during the first period of 1997 compared to $1.8 million of cash used for capital expenditures for the same period in 1996. The $1.6 million increase in capital expenditures is primarily related to the consolidation of the Company's facilities in Northern California. The Company expects such expenditures to be significantly lower in the near term.* The Company currently has no significant commitments for capital expenditures, although management intends to support operational needs as necessary.


_______________________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 15 for a discussion of factors that could affect future performance.

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

          A significant portion of the Company's operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customers systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period, as in the past nine months, the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's common stock could be materially adversely affected.

    LENGTHY SALES AND IMPLEMENTATION CYCLES

          The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the license of the Company's products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

    ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT DEVELOPMENT RISKS

          A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced element, network, and service management systems developed by the Company, the Company has in the past relied and will in the future rely on its development and implementation expertise. The Company continues to develop distributed object software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

          Revenues attributable to the Company's distributed object software products and services have in the past accounted for and are expected to continue to account for a substantial majority of the Company's revenues. Accordingly, the Company's future business, operating results, and financial condition are significantly dependent upon the continued market acceptance of distributed object software products and services in general and the Company's portfolio of products and services in particular. There can be no assurance that distributed object technology will continue to achieve market acceptance or that the Company will be successful in developing, introducing, or marketing improvements to its distributed object products. Moreover, the life cycle of distributed object products is difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements, and competition. A decline in the demand for distributed object technology as a result of new or existing competing technologies, or other factors would have a material adverse effect on the Company's business, operating results, and financial condition.

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

    IMPLEMENTATION RISKS

          As characteristic of companies providing software solutions to the telecommunications industry, the complexities involved in implementing the Company's software solutions entail risks of performance failures. In some cases the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, should the Company's products not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the reputational harm resulting from product defects or implementation errors would be damaging to the Company. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

    INTERNATIONAL SALES

          Revenues outside of North America accounted for approximately 70 percent of the Company's total revenues for the first quarter of 1997. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

    PROTECTION OF INTELLECTUAL PROPERTY

          The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. To date, the Company has patents and patents pending related to its telecom products. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.

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

    POTENTIAL VOLATILITY OF STOCK PRICE

          The market price of the shares of the Company's common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two class action lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the lawsuits are without merit and is contesting them.

Item 1.  Legal Proceedings

          On November 4, 1996, a securities class action complaint, Copperstone et al. v. TCSI Corporation, et al., No. 0775199-2, was filed in the Superior Court of California, County of Alameda, against the Company and certain of its directors and current and former officers.
    The complaint alleged that, between October 11, 1995, and September 25, 1996, the defendants violated California state law by making false or misleading statements of material fact about the Company's prospects, and by failing to follow certain generally accepted accounting principles. Specifically, the complaint alleged causes of actions for violation of Sections 25400 and 25500 of the California Corporations Code, Sections 1709-1710 of the California Civil Code, and Section 17200 of the California Business & Professions Code. The complaint sought an unspecified amount of damages. Defendants filed a motion to dismiss the claims; in April 1997 the court dismissed with leave to amend as to the Corporations Code and Civil Code claims and the Court dismissed the Business & Professions Code claim with prejudice. Plaintiffs will file an amended complaint by May 17, 1997. The Company believes there is no merit to the case and intends to defend the case vigorously.

          On November 20, 1996, a putative shareholder derivative complaint, Tinkler v. Hasler et al. and TCSI Corporation, No. 776206-4, was filed in the Superior Court of California, County of Alameda, against certain officers and directors of the Company and, nominally, against the Company. The derivative complaint is based on the allegations of the Copperstone action, and alleges that, if the individual defendants engaged in the wrongdoing alleged in Copperstone, they also violated their duties to the Company. Specifically, the derivative complaint alleged causes of action for breach of fiduciary duty, violations of Sections 25402 and 25502.5 of the California Corporations Code, and unjust enrichment. The derivative complaint sought an unspecified amount of damages, a declaration that the individual defendants violated their duties to the Company, and other remedies purportedly on behalf of the Company. On March 21, 1997, the Company and the individual defendants demurred to the derivative complaint. The Company believes there is no merit to the case and intends to defend the case vigorously.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits Required by Item 601 of Regulation S-K.

      Exhibit Number         Document Description                Page Number
      -----------------------------------------------------------------------
      -----------------------------------------------------------------------

           11.1       Statement re: computation of per share
                         earnings                                      28

           27         Financial Data Schedule                          29


(b)   Reports on Form 8-K filed in the first quarter of 1997.

      (i) Press release dated March 10, 1997, "TCSI Appoints Lee Lucca as Vice President of Corporate Affairs; Leading Telecom Software
           Solutions Provider Selects Key Executive to Help Manage Migration Towards Product-Focused Business."

      (ii) Press release dated February 18, 1997, "TCSI Announces SolutionsSuites-TM- - The Industry's First Comprehensive Set of Field-Proven, Standards-Based, Telecom Management Applications; First Application in Family is Broadband SolutionSuite - Lowering Costs and Technology Barriers Associated with Rapidly Introducing Applications."

      (iii) Press release dated February 3, 1997, "Telecom Leaders to Converge at Global TMN Summit 97; Co-Sponsors TCSI and Vertel Welcome Twelve Leading Telecom Solutions Providers to Demonstrate Latest TMN Solutions at the Conference."

      (iv) Press release dated January 29, 1997, "TCSI's SolutionCore-TM-Licensed by Anritsu, One of Japan's Largest Equipment
           Manufacturers; Telecom Software Supplier Continues to Broaden its Pacific Rim Customer Base."

      (v) Press release dated January 23, 1997, "TCSI Corporation Reports 1996 Revenues and Earnings."

      (vi) Press release dated January 14, 1997, "TCSI Announces
           SolutionCore-TM- Raising The Bar For Scalability and
           Interoperability in Telecom Network Management Software; New Software Product From TCSI Is First To Conform To Both CORBA and TMN Standards."

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                     TCSI Corporation
                                     ----------------------------------------
                                     (Registrant)

          May 9, 1997                /s/ Paul A. Farmer
------------------------------       ----------------------------------------
               Date                  Paul A. Farmer, Chief Financial Officer,
                                     Secretary, and Treasurer