Form 10-Q
period 1997-06-30
TCSI CORP
filed 1997-08-14
CIK 875315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377
                        -------

                                TCSI CORPORATION
             (Exact name of Registrant as specified in its charter)


               NEVADA                                  68-0140975
----------------------------------------  ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer identification no.)
   incorporation or organization)

1080 Marina Village Parkway, Alameda, CA                  94501
----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip code)

                         Telephone number(510) 749-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    X     No____

As of August 1, 1997, there were 21,558,775 shares of common stock of the Registrant outstanding.

                                    FORM 10-Q


                                      INDEX


                                                                      Page No.
PART I.  FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION

    Consolidated Statements of Income for the Three and Six
      Months Ended June 30, 1997 and 1996 (Unaudited). . . . . . . . . . .  3

    Consolidated Balance Sheets at June 30, 1997 (Unaudited)
      and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .  4

    Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1997 and 1996 (Unaudited) . . . . . . . . . . . . . .  5

    Notes to Consolidated Financial Information(Unaudited) . . . . . . . .  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .  9


PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 27

  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . . . 29

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 30

                              TCSI CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (In thousands, except per share data)


                                                  Three Months Ended             Three Months Ended
                                                       June 30,                       June 30,
                                               -----------------------        ----------------------
                                                  1997          1996             1997          1996
                                               ----------   ----------        ----------   ---------
Revenues:
 Services                                       $ 9,055       $ 12,962        $ 16,858     $ 25,545
 Software licensing fees                            449          4,438           2,480        7,554
                                               ----------   ----------        ----------   ---------
  Total services and licensing fees               9,504         17,400          19,338       33,099
 Equipment, non-telecom                            --            4,431            --          7,270
                                               ----------   ----------        ----------   ---------
  Total revenues                                  9,504         21,831          19,338       40,369
                                               ----------   ----------        ----------   ---------

Costs, expenses, and special items:
 Services                                         5,139          6,824          10,282       12,952
 Equipment, non-telecom                            --            4,156            --          6,810
 Product development                              1,361          1,487           2,813        2,491
 Selling, general, and administrative             4,306          5,899           8,874       11,182
 Non-recurring special items                        818           --             1,088          --
                                               ----------   ----------        ----------   ---------
  Total costs, expenses, and special items       11,624         18,366          23,057       33,435
                                               ----------   ----------        ----------   ---------

Income (loss) from operations                    (2,120)         3,465          (3,719)       6,934

Interest income                                     729            664           1,478          946
                                               ----------   ----------        ----------   ---------
Income (loss) before income taxes                (1,391)         4,129          (2,241)       7,880

Provision for (benefit from) income taxes          (472)         1,321            (761)       2,521
                                               ----------   ----------        ----------   ---------

Net income (loss)                               $  (919)      $  2,808        $ (1,480)    $  5,359
                                               ----------   ----------        ----------   ---------
                                               ----------   ----------        ----------   ---------

Earnings (loss) per share (EPS)                 $ (0.04)      $   0.13        $  (0.07)    $   0.25
                                               ----------   ----------        ----------   ---------
                                               ----------   ----------        ----------   ---------

Shares used in calculation of EPS                21,327         22,191          21,335       21,042
                                               ----------   ----------        ----------   ---------
                                               ----------   ----------        ----------   ---------


The accompanying notes are an integral part of this financial information.

                                TCSI CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                       June 30,          December 31,
                                                                         1997                1996
                                                                     -----------         ------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  31,465           $  30,880
  Investments in marketable securities                                   12,452              14,352
  Receivables                                                             8,815              12,522
  Other receivables                                                       2,314               2,042
  Deferred income taxes                                                   1,731               2,178
  Other current assets                                                    1,260               2,308
                                                                     -----------         ------------

    Total current assets                                                 58,037              64,282

Furniture, equipment, and leasehold improvements, net                    10,775               9,234
Non-current investments in marketable securities                          6,975               7,375
Non-current deferred income taxes                                         2,478               5,000
Other non-current assets                                                    689               1,284
                                                                     -----------         ------------

    Total assets                                                      $  78,954           $  87,175
                                                                     -----------         ------------
                                                                     -----------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accruals                                  $  2,098            $  7,263
  Accrued compensation and related costs                                  3,157               4,705
  Income taxes                                                              793               1,597
                                                                     -----------         ------------
    Total current liabilities                                             6,048              13,565
                                                                     -----------         ------------

Shareholders' equity:
  Preferred shares, $0.01 par value; 5,000 shares authorized;
    none outstanding                                                       --                  --
  Common shares, $0.10 par value; 75,000 shares authorized;
   21,516 shares issued and outstanding - 1997 (21,219 - 1996)            2,152               2,122
  Additional paid-in capital                                             46,661              45,939
  Retained earnings                                                      24,069              25,549
  Foreign currency translation adjustments                                  (86)               --
  Unrealized gain on investments                                            110                --
                                                                     -----------         ------------

    Total shareholders' equity                                           72,906              73,610
                                                                     -----------         ------------

    Total liabilities and shareholders' equity                        $  78,954           $  87,175
                                                                     -----------         ------------
                                                                     -----------         ------------



The accompanying notes are an integral part of this financial information.

                               TCSI CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                    1997          1996
                                                                ----------     ----------
OPERATING ACTIVITIES
Net income (loss)                                               $  (1,480)      $  5,359
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operations:
  Depreciation and amortization                                     1,755          1,416
  Deferred income taxes                                            (1,816)            85
  Changes in:
    Receivables                                                     3,707         (5,623)
    Equipment receivables, non-telecom                               --           (7,270)
    Other receivables                                                (810)           --
    Other current assets                                            1,048          1,692
    Accounts payable and other accruals                            (2,594)           503
    Accrued compensation and related costs                         (1,548)          (388)
    Income taxes                                                    3,981          1,832
                                                                ----------     ----------
      Net cash provided by (used in) operating activities           2,243         (2,394)
                                                                ----------     ----------

INVESTMENT ACTIVITIES
Capital expenditures                                               (5,329)        (3,083)
Purchase of marketable securities                                  (9,090)       (11,911)
Maturity and sale of marketable securities                         11,500          4,250
Decrease (increase) in other non-current assets                       595           (141)
                                                                ----------     ----------
  Net cash provided by (used in) investing activities              (2,324)       (10,885)
                                                                ----------     ----------

FINANCING ACTIVITIES
Issuance of common shares                                             --          25,900
Proceeds from exercise of options                                     752          2,761
                                                                ----------     ----------
  Net cash provided by financing activities                           752         28,661
                                                                ----------     ----------

Effect of foreign currency exchange rate changes on cash
 and cash equivalents                                                 (86)         --
                                                                ----------     ----------

Net increase in cash and cash equivalents                             585         15,382

Cash and cash equivalents at beginning of period                   30,880         16,946
                                                                ----------     ----------
Cash and cash equivalents at end of period                      $  31,465      $  32,328
                                                                ----------     ----------
                                                                ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refund received) for income taxes, net               $  (2,928)     $     604
                                                                ----------     ----------
                                                                ----------     ----------


The accompanying notes are an integral part of this financial information.

                              TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial information has been prepared by TCSI Corporation ("TCSI" or the "Company") in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's 1996 Annual Report on Form 10-K.

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


          Receivables balances are as follows:


                                                       June 30,   December 31,
          (In thousands)                                 1997        1996
                                                       --------   ------------
          Billed receivables                           $ 6,700     $ 10,433
          Unbilled receivables                           2,515        2,489
          Reserve for doubtful accounts                   (400)        (400)
                                                       --------   ------------
                                                       $ 8,815     $ 12,522
                                                       --------   ------------
                                                       --------   ------------


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

          Furniture, equipment, and leasehold improvements balances are as follows:


                                                              June 30,       December 31,
          (In thousands)                                        1997             1996
                                                             ---------       ------------
          Computer and lab equipment                         $  13,430        $  12,856
          Furniture and fixtures                                 3,531            3,307
          Leasehold improvements                                 6,692            4,194
                                                             ---------       ------------
                                                                23,653           20,357

          Less accumulated depreciation and amortization       (12,878)         (11,123)
                                                             ---------       ------------
                                                             $  10,775        $   9,234
                                                             ---------       ------------
                                                             ---------       ------------



5.   INCOME TAXES

          The effective tax rate used in the calculation of the income tax provision (benefit) for the three and six months ended June 30, 1997 and 1996 was 34 percent and 32 percent, respectively. In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual net income, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

          At June 30, 1997, the Company had approximately $4.2 million of deferred tax assets. Included in this balance is approximately $0.7 million associated with stock options. In the event these stock option related deferred assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards.

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

                              TCSI CORPORATION

7.   PER SHARE INFORMATION

          Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the three and six month periods ending
     June 30, 1997.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings (loss) per share for the three and six months ended June 30, 1997 and the three months ended June 30, 1996. For the six months ended June 30, 1996, the impact is expected to result in an increase in primary earnings per share of $0.02 to $0.27 per share. The impact of Statement 128 is not expected to be material.

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

          On May 16, 1997, Atmel Corporation made a claim under the
     TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the sale of its Consumer Product Division to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction. Recently, Atmel has asserted that its damages exceed $3,000,000. Management disputes this claim and intends to initiate an arbitration proceeding to obtain the release of the $1,000,000 escrow fund. In the opinion of management, resolution of this matter is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

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

     OVERVIEW

        TCSI Corporation provides integrated software products and services for the global telecommunications industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's revenues have resulted primarily from sales of object-oriented software products and services. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, the Company's primary focus has been on offering software solutions to the telecommunications industry.

          The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time to time, customers have established payment milestones which can be achieved only after completion of the related services. In some cases, customers have disputed fees charged for services provided.
     The Company may write off receivable amounts if such disputes cannot be resolved. Additionally, a significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis.

                             TCSI CORPORATION

          The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1996 and 1997 quarterly results have been adversely affected by customer delays in the purchase of software licenses.

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

          Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began internally funding a larger portion of its product development costs. Management intends to target product development spending at levels consistent with other software companies. Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings. To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.

                             TCSI CORPORATION

     RESULTS OF OPERATIONS

          REVENUES. The Company generates revenues from the sale of its software products and related services to the telecommunications industry. For the three and six months ended June 30, 1997 and 1996, revenues were as follows:


                                Three Months Ended June 30,   Six Months Ended June 30,
                                ---------------------------   -------------------------
                                    1997          1996            1997           1996
                                -----------   -------------   -----------   -----------
TOTAL COMPANY REVENUES:
Services                        $   9,055      $  12,962      $  16,858      $  25,545
Software licensing fees               449          4,438          2,480          7,554
Equipment, non-telecom                 --          4,431             --          7,270
                                -----------   -------------   -----------   -----------

  Totals                        $   9,504      $  21,831      $  19,338      $  40,369
                                -----------   -------------   -----------   -----------
                                -----------   -------------   -----------   -----------




                                Three Months Ended June 30,   Six Months Ended June 30,
                                ---------------------------   -------------------------
                                    1997           1996            1997        1996
                                -----------   -------------   -----------   -----------
TELECOM REVENUES:
Services                        $  9,055      $  11,153        $  16,796     $  20,221
Software licensing fees              449          2,145            2,059         4,662
                                -----------   -------------   -----------   -----------
 Totals                         $  9,504      $  13,298        $  18,855     $  24,883
                                -----------   -------------   -----------   -----------
                                -----------   -------------   -----------   -----------


          Total Company revenues for the three months ended June 30, 1997 decreased 56 percent to $9.5 million from $21.8 million for the same period in 1996. For the six months ended June 30, 1997, the Company's total revenues decreased 52 percent to $19.3 million from $40.4 million for the comparable 1996 period. The decline in revenues for both periods is, in part, due to $8.5 million and $15.5 million of revenues generated for the three and six months ended June 30, 1996, respectively, by non-telecom business units which were discontinued in late 1996. For the three months ended June 30, 1997, total telecom related revenues declined to $9.5 million from $13.3 million, or 29 percent, and for the six months ended June 30, telecom revenues decreased 24 percent to $18.9 million in 1997 compared to $24.9 million in 1996. The decline in telecom services revenues is due primarily to delayed or canceled customer deployments.
     Such delays in deployments additionally resulted in decreased telecom software licensing fees for the three and six months ended June 30, 1997. The Company expects software licensing fees to continue to decline in the near term and to vary from period to period.*

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                               TCSI CORPORATION

          The following summarizes revenues by geographic location:


                                    Three Months Ended       Six Months Ended,
                                         June 30,                 June 30,
                                    ------------------       -----------------
                                     1997       1996           1997      1996
                                    -------   --------       --------  -------
     TOTAL COMPANY:
     North America                    28%         62%           29%       61%
     Asia and the Pacific Rim         50          28            45        28
     Europe                           22          10            26        11
                                    -------   --------       --------  -------
                                     100%        100%          100%      100%
                                    -------   --------       --------  -------
                                    -------   --------       --------  -------





                                    Three Months Ended       Six Months Ended,
                                         June 30,                 June 30,
                                    ------------------       -----------------
                                      1997      1996           1997      1996
                                    -------   --------       --------  -------
     TELECOM:
     North America                     28%       55%            29%       53%
     Asia and the Pacific Rim          50        29             45        29
     Europe                            22        16             26        18
                                    -------   --------       --------  -------
                                      100%      100%           100%      100%
                                    -------   --------       --------  -------
                                    -------   --------       --------  -------


          Telecom revenues from Asia and the Pacific Rim and Europe increased approximately 15 percent for both the three and six months ended
     June 30, 1997. Such revenues were $6.9 million for the three months ended June 30, 1997 compared to $5.9 million for the same period in 1996 and $13.4 million for the first six months of 1997 compared to $11.7 million for the comparable 1996 period. The increase is attributable to continued relationships with existing customers resulting in revenues from follow-on contracts signed in early 1997. Telecom revenues from North America for the three months ended June 30 declined to $2.6 million in 1997 from $7.3 million in 1996. For the six months ended June 30, 1997 and 1996 telecom revenues from North America decreased to $5.4 million from $13.2 million, respectively. As a result of low North American based telecom bookings during 1996, telecom revenues from North America declined in 1997, as the Company generally realizes services revenues involving design, development, testing, and deployment over a twelve to eighteen month period. The Company anticipates that revenues from Asia and the Pacific Rim and European customers will continue to account for a significant portion of its total revenue in future periods.*

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                               TCSI CORPORATION

          To date, a significant portion of revenues has been concentrated among a limited number of customers. For the six months ended June 30, the concentration of total revenue from the Company's five largest customers remained relatively unchanged at just over 60 percent for both 1997 and 1996. The concentration of revenue from the Company's five largest telecom customers for the six months ended June 30, declined to 61 percent in 1997 from 68 percent in 1996. The decline is primarily due to the associated decline in telecom revenues for the six months ended June 30, 1997 compared to the same period in 1996. Two customers each represented 15 percent or more of total revenues for the six months ended June 30, 1997. There can be no assurance that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods. See "Factors Affecting Operating Results and Market Price of Stock -- Customer Concentration."

          DIRECT COSTS OF SERVICES. The Company incurs direct costs in the development and deployment of its customer's software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, and depreciation. For the three months ended June 30, 1997, costs of services declined 25 percent to $5.1 million from $6.8 million for the same period in 1996. For the six months ended June 30, costs of services declined to $10.3 million in 1997 from $13.0 million in 1996, a 21 percent decrease. The decrease is primarily due to the divestiture of the Company's non-telecom business units in late 1996. As a percentage of services revenues, cost of services were 57 percent for the three months ended
     June 30, 1997 compared to 53 percent for the same period in 1996. For the six months ended June 30, costs of services as a percentage of services revenues were 61 percent in 1997 compared to 51 percent in 1996. As in 1996, during the first three months of 1997 the Company continued to invest in the completion of telecom software solutions. Such customer-related investments have been reduced in the second quarter of 1997 bringing directs costs to 54 percent of revenue for the three months ended
     June 30, 1997. Direct costs of services for the three months ended
     June 30, 1996 were 31 percent of revenues. The Company anticipates that such investments will continue to decrease as a percentage of revenue throughout the remainder of 1997.*

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                               TCSI CORPORATION

          PRODUCT DEVELOPMENT. Product development includes employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, depreciation, and facilities. In 1996, the Company began internally funding its product development costs. Prior to 1996, such product development had been primarily funded by customers as part of the development of software applications for the customer. In the second quarter of 1997, the Company invested $1.4 million or 14 percent of revenues on internally funded product development compared with $1.5 million or 7 percent of revenues for the second quarter of 1996. For the six months ended June 30, 1997 the Company invested $2.8 million or 15 percent of revenues on such product development compared to $2.5 million or 6 percent in 1996. In 1997, the funds have been used primarily for the development of the Company's SolutionCore-TM- product, which includes the fifth release of Object Services Package (OSP) and new releases of related development tools.
     The Company expects to continue to invest in SolutionCore, as well as its new components-based applications, SolutionSuites-TM-, throughout
     1997, in amounts generally consistent with the current period's spending levels.*

          SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling expenses include sales and marketing employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. Selling, general, and administrative expenses decreased 27 percent to $4.3 million for the three months ended June 30, 1997 from $5.9 million in the comparable 1996 period. For the six months ended June 30, selling, general, and administrative expenses decreased 21 percent to $8.9 million in 1997 from $11.2 million in 1996. The decrease is due to the discontinuance of non-telecom business units in late 1996, as well as the Company's efforts to reduce general and administrative costs through efficiencies and the consolidation of its facilities. The Company's resources devoted to sales and marketing have declined slightly over 1996 levels. The Company expects to continue its efforts to reduce general and administrative costs throughout 1997.* As a percent of revenue, selling, general, and administration expense was 45 percent for the three months ended June 30, 1997 compared to 27 percent for the same 1996 period. For the six months ended June 30, such costs as a percent of revenue were 46 percent for 1997 and 28 percent for 1996. The increase is primarily attributed to the decline in revenues for the three and six months ended June 30, 1997, compared to the same periods in 1996.

          NON-RECURRING SPECIAL ITEMS. The Company incurred an expense of $0.8 million in the second quarter of 1997 resulting from an adjustment to the market-value of equipment held for resale related to the termination of a non-telecom contract in the third quarter of 1996. Such charges for the six months ended June 30, 1997 were $1.1 million. The Company expects to conclude the sale of the equipment in the next six months and does not anticipate future expenses associated with this equipment.*

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                               TCSI CORPORATION

          INCOME TAXES. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 34 percent and 32 percent for the three and six months ended June 30, 1997 and 1996, respectively. The Company realized a tax benefit of $0.5 million for the quarter ended
     June 30, 1997 compared to income tax expense of $1.3 million in 1996. For the six months ended June 30, the Company realized a tax benefit of $0.8 million in 1997 compared to income tax expense of $2.5 million in 1996.

          EARNINGS PER SHARE. Shares used in the calculation of earnings (loss) per share (EPS) decreased to 21.3 million in 1997 from 22.2 million in 1996 for the quarters ended June 30, resulting in EPS of $(0.04) and $0.13, respectively. For the six months ended June 30, shares used in the EPS calculation increased to 21.3 million in 1997 compared to 21.0 million in 1996, resulting in EPS of $(0.07) and $0.25, respectively. For the three and six months ended June 30, 1997 the calculation of EPS excludes unexercised option shares as such shares would be anti-dilutive as a result of the net loss for the periods. Such exclusion of unexercised option shares attributed to the decline in shares used in the calculation of EPS for the second quarter of 1997 compared to the same period in 1996. For the six months ended June 30, 1997, the exclusion of unexercised option shares was offset by options exercised during the first six months of 1997 resulting in a net increase in the shares used in the calculation of EPS compared to the first six months of 1996.

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                               TCSI CORPORATION




          LIQUIDITY AND CAPITAL RESOURCES

          Net cash generated from operating activities was $2.2 million for the six months ended June 30, 1997 compared to net cash used in operations of $2.4 million for the comparable period in 1996. The increase in cash generated from operations is primarily due to a decline in the Company's accounts receivable. In the first period of 1996, accounts receivable balances included a significant amount related to transportation and wireless product lines which were discontinued in late 1996. As in the past, the Company's operating cash flows in the future may be affected by fluctuating receivable balances. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.*

          Cash provided by financing activities declined $27.9 million to $0.8 million for the six months ended June 30, 1997 compared to $28.7 million for the comparable 1996 period. In early 1996, the Company raised funds through a follow-on public offering, realizing net proceeds of approximately $25.9 million. For the six months ended June 30, 1997, $2.3 million cash was used in investment activities compared to $10.9 million used in investment activities for the same period in 1996.
     In 1997, the six month period included the purchase of $9.1 million of marketable securities and $11.5 million of maturities of marketable securities compared to the purchase of $11.9 million of marketable securities and $4.3 million of maturities for the comparable period in 1996. The net decrease in cash used in such investment activities also included $5.3 million of cash used for capital expenditures and leasehold improvements during the first six months of 1997 compared to $3.1 million of cash used for capital expenditures for the comparable 1996 period. The increase in capital expenditures is primarily related to the consolidation of the Company's facilities in northern California and the Company's new office in the United Kingdom. The Company expects such expenditures to be significantly lower in the near term.* The Company currently has no significant commitments for capital expenditures, although management intends to support operational needs as necessary.

__________________
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

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

          A significant portion of the Company's operating income has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customers systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period, the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's common stock could be materially adversely affected.

                               TCSI CORPORATION

     LENGTHY SALES AND IMPLEMENTATION CYCLES

          The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the license of the Company's products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize services revenue until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

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

     CUSTOMER CONCENTRATION

          To date, a significant portion of the Company's revenues have been concentrated among a limited number of customers. In particular, the Company anticipates that, in 1997, a large portion of revenues will be derived from contracts negotiated through a large equipment manufacturer in Asia. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

                               TCSI CORPORATION

     PRODUCT DEFECTS

          The Company provides complex software products for major corporations. The development and enhancement of such software entails substantial risks of product defects. The Company has in the past identified software defects in certain of its products. There can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results, and financial condition.

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

                               TCSI CORPORATION

     INTERNATIONAL SALES

          Revenues outside of North America accounted for just over 70 percent of the Company's total revenues for the three and six months ended June 30, 1997. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

          International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenue by pricing its products and services in United States dollars whenever possible. The Company, however, generally pays the expenses of its international operations in local currencies and generally does not engage in hedging transactions with respect to such obligations. Upward fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In order to reduce the risk of exchange rate losses from foreign currency denominated sales, the Company may engage in hedging transactions. There can be no assurance that such hedging transactions will not have a material adverse effect on the Company's business, operating results, and financial condition.

                               TCSI CORPORATION

     DEPENDENCE ON TELECOMMUNICATIONS CARRIERS; GOVERNMENT REGULATION

          The Company's principal customers are concentrated among major telecom carriers, including regional bell operating companies (RBOCs). Such companies operate within the telecom industry, which has recently been characterized by intense competition in the development of new technology, equipment, and customer services. The Company believes that large telecom carriers have become increasingly cautious in making significant capital expenditures, due in part to increased competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. These and other factors have in the past and may in the future cause such customers to experience significant fluctuations in capital expenditures for network management software solutions.

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

                               TCSI CORPORATION

          The Company's current and prospective competitors offer a variety of solutions to address telecom software needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete network management software solutions: development environments, object frameworks, and customized applications. Because certain of the Company's competitors focus only on one of these functional areas, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, systems integrators, and equipment manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater name recognition, and longer-standing relationships with customers than does the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

                               TCSI CORPORATION

          The Company's products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly Sun Microsystems, Inc. and Hewlett Packard Company, and by vendors of relational database software, particularly Oracle Corporation, Sybase, Inc., and Informix Corporation, could have a material adverse impact on the Company's business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers would have a material adverse effect on the Company's business, operating results, and financial condition.

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

     DEPENDENCE ON KEY PERSONNEL

          The Company's future growth and success depends to a significant extent on the ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has recently experienced a change in and temporary loss of executive management personnel. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

                               TCSI CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On November 4, 1996, a securities class action complaint, Copperstone et al. v. TCSI Corporation, et al., No. 0775199-2, was filed in the Superior Court of California, County of Alameda, against the Company and certain of its directors and current and former officers. The complaint alleged that, between October 11, 1995, and September 25, 1996, the defendants violated California state law by making false or misleading statements of material fact about the Company's prospects, and by failing to follow certain generally accepted accounting principles. Specifically, the complaint alleged causes of actions for violation of Sections 25400 and 25500 of the California Corporations Code, Sections 1709-1710 of the California Civil Code, and Section 17200 of the California Business & Professions Code. The complaint sought an unspecified amount of damages. Defendants filed a motion to dismiss the claims; in April 1997 the court dismissed with leave to amend as to the Corporations Code and Civil Code claims and the Court dismissed the Business & Professions Code claim with prejudice. On June 2, 1997, the plaintiffs filed and amended complaint alleging one cause of action alleging the defendants violated California state law by making false and misleading statements of material fact about the Company's prospects, and by failing to follow certain generally accepted accounting principles. In addition, the defendants filed a demur, which is scheduled to be argued on September 4, 1997. The Company believes there is no merit to the case and intends to defend the case vigorously.

          On November 20, 1996, a putative shareholder derivative complaint, Tinkler v. Hasler et al. and TCSI Corporation, No. 776206-4, was filed in the Superior Court of California, County of Alameda, against certain officers and directors of the Company and, nominally, against the Company. The derivative complaint is based on the allegations of the Copperstone action, and alleges that, if the individual defendants engaged in the wrongdoing alleged in Copperstone, they also violated their duties to the Company. Specifically, the derivative complaint alleged causes of action for breach of fiduciary duty, violations of Sections 25402 and 25502.5 of the California Corporations Code, and unjust enrichment. The derivative complaint sought an unspecified amount of damages, a declaration that the individual defendants violated their duties to the Company, and other remedies purportedly on behalf of the Company. On March 21, 1997, the Company and the individual defendants demurred to the derivative complaint. On April 1, 1997, the Superior Court of California, the county of Alameda, sustained nominal defendant TCSI's demur to the derivative complaint with leave to amend. On July 21, 1997, the plaintiff filed an amended derivative complaint alleging that if the individual defendants engaged in the wrong doing alleged in Copperstone, they also violated their duties to the Company. The Company and the individual defendants intend to respond to this amended derivative complaint by filing an amended demur. The Company believes there is no merit to the case and intends to defend the case vigorously.

          On May 16, 1997, Atmel Corporation made a claim under the
     TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the sale of its Consumer Product Division to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction. Recently, Atmel

                               TCSI CORPORATION

     has asserted that its damages exceed $3,000,000. Management disputes this claim and intends to initiate an arbitration proceeding to obtain the release of the $1,000,000 escrow fund.

          The Company believes the resolution of the matters cited above will not have a material adverse effect on its financial position. However, depending on the amount and timing of any unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

                               TCSI CORPORATION

Item 4.   Submission of Matters to Vote of Security Holders

     An annual meeting of shareholders was held in Alameda, California on May 7, 1997. The following matters were voted upon by the shareholders:

     The following persons, who were the only nominees, were re-elected as directors to hold office for one year and received the following number of votes:


                                                For         Against       Withheld
                                            ----------    -----------     --------
     Roger A. Strauch(1)                    17,663,286         -           131,310
     John C. Bolger                         17,687,386         -           107,210
     William A. Hasler                      17,686,336         -           108,260
     David G. Messerschmitt, Ph.D.          17,687,036         -           107,560
     Daniel H. Miller(1)                    16,833,436         -           961,160
     Harvey E. Wagner                       17,684,486         -           110,110


     A proposal to approve the TCSI Employee Stock Purchase Plan was approved by the shareholders. The following votes were cast as to such proposal:
     For: 11,354,452; Against: 850,341; Abstain: 66,340; No Vote: 5,523,463.

     A proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1997, was approved by the shareholders. The following votes were cast as to such proposal: For: 17,700,596; Against: 54,310; Abstain: 39,690.

__________________

(1) Roger A. Strauch, chairman of the board and chief executive officer, resigned from the board of directors and the Company effective
     June 30, 1997. Daniel H. Miller also resigned from the board of directors effective June 30, 1997. In addition, Ram A. Banin, president and chief operating officer, was appointed chief executive officer and president by the board of directors and was also elected to serve on the board of directors effective July 1, 1997.

                               TCSI CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-K.



        Exhibit Number        Document Description                    Page Number
     ------------------------------------------------------------------------------
           10.27         Arrangements with Executive Officer               32
                         Amendment to Employment Agreement

           10.28         Arrangements with Executive Officer               37
                         Employment Agreement

           10.29         Arrangements with Executive Officer               40
                         Termination Agreement

           11.1          Statement re: computation of per share earnings   48

           27            Financial Data Schedule                           49




(b)  Reports on Form 8-K filed in the second quarter of 1997.

     (i)   Press release dated June 17, 1997, "TCSI Announces Management
           Changes"

     (ii) Press release dated June 4, 1997, "TCSI and DSI Partner To Provide State-of-the-Art Telecommunications Solutions to Israeli Service and Equipment Suppliers; TCSI Addresses International Telecom Opportunities Through Strategic Alliances with Industry Leaders"

     (iii) Press release dated April 28, 1997, "TCSI Teams with SMARTS to Provide Sophisticated, Automated Network Management Solutions; Leading Telecom Software Provider Adds Advanced Event Correlation to Next Generation of Products"

     (iv) Press release dated April 22, 1997, "TCSI Corporation Expands Operations to Alameda, California; Leading Telecom Software Provider Hosts Grand Opening at New Silicon Island Facility April 24"

     (v) Press release dated April 17, 1997, "TCSI Corporation Reports First Quarter Results"

                               TCSI CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                   TCSI Corporation
                                   -------------------------------------------
                                   (Registrant)

     August 13, 1997               /s/ Ram A. Banin
-----------------------------      -------------------------------------------
          Date                     Ram A. Banin, President and Chief Executive
                                   Officer, and Acting Chief Financial Officer