Form 10-Q
period 1997-09-30
TCSI CORP
filed 1997-11-13
CIK 875315

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------
                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-19377
                       -------

                                   TCSI CORPORATION
                (Exact name of Registrant as specified in its charter)


         NEVADA                                         68-0140975
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer identification no.)
   incorporation or organization)

1080 Marina Village Parkway, Alameda, CA                  94501
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip code)

                          Telephone number   (510) 749-8500
                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    _X_     No___

As of November 3, 1997, there were 21,941,871 shares of common stock of the Registrant outstanding.

                               TCSI CORPORATION

                                  FORM 10-Q


                                    INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

 ITEM 1.  CONSOLIDATED FINANCIAL INFORMATION

   Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1997 and 1996 (Unaudited) . . . . . . . . . . .    3

   Consolidated Balance Sheets at September 30, 1997 (Unaudited)
     and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1997 and 1996 (Unaudited) . . . . . . . . . . .    5

   Notes to Consolidated Financial Information(Unaudited). . . . . . . .    6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .   10


PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .   27

 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS . . . . . . .   29

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .   30

                               TCSI CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

                  CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
                        (In thousands, except per share data)


                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                        -----------------------     -------------------------
                                                           1997           1996         1997            1996
                                                        ---------      --------     ----------      ---------
Revenues:
 Services                                               $  9,239       $  8,835      $  26,097      $  34,380
 Software licensing fees                                     518            950          2,998          8,504
                                                        --------       --------      ---------      ---------
     Total services and licensing fees                     9,757          9,785         29,095         42,884
 Equipment, non-telecom                                       --             --             --          7,270
                                                        --------       --------      ---------      ---------
     Total revenues                                        9,757          9,785         29,095         50,154
                                                        --------       --------      ---------      ---------

Costs, expenses, and special items:
 Services                                                  5,617          8,666         15,899         21,618
 Equipment, non-telecom                                       --             --             --          6,810
 Product development                                       1,408          2,078          4,221          4,569
 Selling, general, and administrative                      4,287          5,993         13,161         17,175
 Non-recurring special items                                  --          3,334          1,088          3,334
                                                        --------       --------      ---------      ---------
   Total costs, expenses, and special items               11,312         20,071         34,369         53,506
                                                        --------       --------      ---------      ---------

Loss from operations                                      (1,555)       (10,286)        (5,274)        (3,352)

Interest income                                              808            719          2,286          1,665
                                                        --------       --------      ---------      ---------
Loss before income taxes                                    (747)        (9,567)        (2,988)        (1,687)

Benefit from income taxes                                   (254)        (3,061)        (1,015)          (540)
                                                        --------       --------      ---------      ---------

Net Loss                                                 $  (493)     $  (6,506)     $  (1,973)     $  (1,147)
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

Loss per share                                          $  (0.02)      $  (0.31)      $  (0.09)      $  (0.06)
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

Shares used in calculation of loss per share              21,730         21,027         21,510         20,285
                                                        --------       --------      ---------      ---------
                                                        --------       --------      ---------      ---------

The accompanying notes are an integral part of this financial information.

                               TCSI CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)


                                                      September 30,  December 31,
                                                          1997          1996
                                                      -------------  ------------
                                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $  35,274      $  30,880
 Investments in marketable securities                     16,373         14,352
 Receivables                                              11,062         12,522
 Other receivables                                         1,773          2,042
 Deferred income taxes                                     1,731          2,178
 Other current assets                                        990          2,308
                                                       ---------      ---------
     Total current assets                                 67,203         64,282

Furniture, equipment, and leasehold improvements, net     10,303          9,234
Non-current investments in marketable securities              --          7,375
Non-current deferred income taxes                          2,478          5,000
Other non-current assets                                     748          1,284
                                                       ---------      ---------
     Total assets                                      $  80,732      $  87,175
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accruals                    $  2,619       $  7,263
 Accrued compensation and related costs                    2,638          4,705
 Income taxes                                              1,210          1,597
                                                       ---------      ---------
     Total current liabilities                             6,467         13,565
                                                       ---------      ---------

Shareholders' equity:
 Preferred shares, $0.01 par value; 5,000 shares
   authorized; none outstanding                               --             --
 Common shares, $0.10 par value; 75,000 shares
    authorized; 21,885 shares issued and
    outstanding - 1997(21,219 - 1996)                      2,189          2,122
 Additional paid-in capital                               48,536         45,939
 Retained earnings                                        23,576         25,549
 Foreign currency translation adjustments                   (121)            --
 Unrealized gain on investments                               85             --
                                                       ---------      ---------
     Total shareholders' equity                           74,265         73,610
                                                       ---------      ---------
     Total liabilities and shareholders' equity        $  80,732      $  87,175
                                                       ---------      ---------
                                                       ---------      ---------

The accompanying notes are an integral part of this financial information.

                               TCSI CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1997             1996
                                                           ------------      -------------
OPERATING ACTIVITIES
Net Loss                                                     $  (1,973)        $  (1,147)
Adjustments to reconcile net loss to net cash provided
 by (used in) operations:
 Depreciation and amortization                                   2,816             2,327
 Deferred income taxes                                            (104)           (2,100)
 Changes in:
   Receivables                                                   1,460             2,555
   Other receivables                                              (269)           (5,270)
   Other current assets                                          1,318              (887)
   Accounts payable and other accruals                          (2,073)             (650)
   Accrued compensation and related costs                       (2,067)            2,417
   Income taxes                                                  2,686             1,422
                                                             ---------         ---------
     Net cash provided by (used in) operating
      activities                                                 1,794            (1,333)
                                                             ---------         ---------
INVESTMENT ACTIVITIES
Capital expenditures                                            (5,918)           (4,665)
Purchase of marketable securities                              (13,061)          (22,816)
Maturity and sale of marketable securities                      18,500            11,011
Decrease (increase) in other non-current assets                    536            (1,217)
                                                             ---------         ---------
   Net cash provided by (used in) investing activities              57           (17,687)
                                                             ---------         ---------
FINANCING ACTIVITIES
Issuance of common shares                                           --            25,845
Proceeds from exercise of options                                2,135             3,469
Proceeds from employee stock purchase plan                         529                --
                                                             ---------         ---------
   Net cash provided by financing activities                     2,664            29,314
                                                             ---------         ---------
Effect of foreign currency exchange rate changes on
 cash and cash equivalents                                        (121)               --
                                                             ---------         ---------
Net increase in cash and cash equivalents                        4,394            10,294

Cash and cash equivalents at beginning of period                30,880            16,946
                                                             ---------         ---------
Cash and cash equivalents at end of period                   $  35,274         $  27,240
                                                             ---------         ---------
                                                             ---------         ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (refund received) for income taxes, net         $  (3,598)           $  934
                                                             ---------         ---------
                                                             ---------         ---------

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

                               TCSI CORPORATION

         Receivables balances are as follows:

         (In thousands)                   September 30,    December 31,
                                              1997             1996
                                          -------------    ------------
         Billed receivables                  $11,462         $10,433
         Unbilled receivables                     --           2,489
         Reserve for doubtful accounts          (400)           (400)
                                             -------         -------
                                             $11,062         $12,522
                                             -------         -------
                                             -------         -------

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

         Furniture, equipment, and leasehold improvements balances are as follows:

    (In thousands)                      September 30,    December 31,
                                            1997            1996
                                        -------------    ------------
    Computer and lab equipment            $  13,884       $  12,856
    Furniture and fixtures                    3,639           3,307
    Leasehold improvements                    6,719           4,194
                                          ---------       ---------
                                             24,242          20,357
    Less accumulated depreciation and
     amortization                           (13,939)        (11,123)
                                          ---------       ---------
                                          $  10,303        $  9,234
                                          ---------       ---------
                                          ---------       ---------

5.  INCOME TAXES

         The effective tax rate used in the calculation of the income tax benefit for both the three and nine months ended September 30, 1997 and 1996 was 34 percent and 32 percent, respectively. In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual net income, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

         At September 30, 1997, the Company had approximately $4.2 million of deferred tax assets. Included in this balance is approximately $0.7 million associated with stock options. In the event these stock option related deferred tax assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards.

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

7.  PER SHARE INFORMATION

         Earnings per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the three and nine month periods ended September 30, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which must be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings (loss) per share for the three and nine months ended September 30, 1997 and 1996. The impact of Statement 128 is not expected to be material.

8.  LITIGATION

         On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 - September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On April 7, 1997, the Superior Court entered an order sustaining the demurrers of all defendants to all causes of action. On June 2, 1997, plaintiffs filed an amended complaint alleging a cause of action for violation of California Corporations law. On June 23, defendants (other than the underwriter defendants) demurred to the remaining cause of action. That demurrer is pending. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice.

         On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company,

                               TCSI CORPORATION

    violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On July 1, 1997, the Superior Court entered an order sustaining the Company's demurrer. On July 21, 1997, plaintiff filed an amended complaint alleging identical causes of action. On August 11, 1997, defendants filed a demurrer to the amended complaint. That demurrer is pending.

         On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount.

         On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the licensing of its embedded software product lines to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction.
    Recently, Atmel has asserted that its damages exceed $3,000,000.
    Management disputes this claim and intends to initiate an arbitration proceeding to obtain the release of the $1,000,000 escrow fund.

         No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. In the opinion of management, resolution of these litigations is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operation or cash flows in a particular period.(*)



----------------------------
(*) This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

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

    The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time to time, customers have established payment milestones which can be achieved only after completion of the related services. In some cases, customers have disputed fees charged for services provided. The Company may write off receivable amounts if such disputes cannot be resolved. Additionally, a significant portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis.

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

    A substantial portion of the Company's revenues are derived from the sale of the Company's software products and services to major telecommunications service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems often contains significant technological risks. The Company has in the past relied and will in the future rely on its development and implementation expertise. Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in the customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of the project or discontinuance of future phases. In this regard, the Company has experienced and expects to continue to experience fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.

    Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Management intends to target product development spending at levels consistent with other software companies. Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings. To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.

                           TCSI CORPORATION

RESULTS OF OPERATIONS

    REVENUES. The Company generates revenues from the sale of its software products and related services to the telecommunications industry. For the three and nine months ended September 30, 1997 and 1996, revenues were as follows:

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                   ------------------       -----------------
    TOTAL COMPANY REVENUES:          1997      1996          1997      1996
                                   --------  --------       ------   --------
    Services                      $  9,239  $  8,835       $26,097   $34,380
    Software licensing fees            518       950         2,998     8,504
    Equipment, non-telecom              --        --            --     7,270
                                  --------  --------       -------   -------
         Totals                   $  9,757  $  9,785       $29,095   $50,154
                                  --------  --------       -------   -------
                                  --------  --------       -------   -------


                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                   ------------------       -----------------
    TELECOM REVENUES:                1997      1996          1997      1996
                                   --------  --------       ------   --------
    Services                      $  9,239  $  7,686       $26,035   $27,907
    Software licensing fees            518       921         2,577     5,583
                                  --------  --------       -------   -------
         Totals                   $  9,757  $  8,607       $28,612   $33,490
                                  --------  --------       -------   -------
                                  --------  --------       -------   -------

    Total company revenues for the three months ended September 30, 1997 were $9.8 million, relatively unchanged from the same period in 1996. For the nine months ended September 30, 1997, the Company's total revenues decreased 42 percent to $29.1 million from $50.2 million for the comparable 1996 period. The decline in total revenues for the nine months period is primarily due to $16.7 million of revenues generated for the nine months ended September 30, 1996 by non-telecom business units which were discontinued in late 1996. Total telecom revenues for the three months ended September 30, 1997 increased 13 percent to $9.8 million from $8.6 million for the same three months in 1996. For the nine months ended September 30, 1997, total telecom revenues declined to $28.6 million from $33.5 million for the same period in 1996, a 15 percent decrease. The decline in telecom revenues is primarily attributable to a 54 percent decline in telecom software licensing fees for the nine months ended September 30, 1997 as a result of delayed system deployments in North America. The Company expects software licensing fees to continue at rates below the 1996 levels in the near term and to vary from period to period.*


--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and market price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                           TCSI CORPORATION

         The following summarizes revenues by geographic location:

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  ------------------       -----------------
                                    1997    1996            1997      1996
                                  -------- ------          ------   --------
         TOTAL COMPANY:
         North America               18%    54%              26%     60%
         The Pacific Rim             58     36               49      29
         Europe                      24     10               25      11
                                  -----  -----            -----   -----
                                    100%   100%             100%    100%
                                  -----  -----            -----   -----
                                  -----  -----            -----   -----

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  ------------------       -----------------
                                    1997    1996            1997      1996
                                  -------- ------          ------   --------
          TELECOM:
          North America              18%    56%              25%     53%
          The Pacific Rim            58     32               49      30
          Europe                     24     12               26      17
                                  -----  -----            -----   -----
                                    100%   100%             100%    100%
                                  -----  -----            -----   -----
                                  -----  -----            -----   -----

    Telecom revenues from the Pacific Rim and Europe increased to $8.0 million for the three months ended September 30, 1997 compared to $3.8 million for the comparable 1996 period. For the nine months ended September 30, 1997, such revenues increased 38 percent to $21.5 million from $15.5 million for the same period in 1996. The increase is attributable to continued relationships with existing customers, particularly through the company's partner in Japan, resulting in revenues from follow-on contracts signed earlier this year. Telecom revenues from North America for the three months ended September 30, 1997 declined 64 percent to $1.7 million compared to $4.8 million in 1996. For the nine months ended September 30, 1997 and 1996 telecom revenues decreased 60 percent to $7.2 million from $18.0 million, respectively. The decline in telecom revenues in North America is the result of low North American based telecom bookings during 1996 and delayed deployments in 1997, as the Company generally realizes services revenues involving design, development, testing, and deployment over a twelve to eighteen month period. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.*

    To date, a significant portion of revenues has been concentrated among a limited number of customers. For the three months ended September 30, 1997, the concentration of


--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitle "Factors Affecting Operating Results and Market Price of Stock" commencing on page 17 for a discussion of factors that could affect future performance.

                           TCSI CORPORATION


revenue from the Company's five largest telecom customers decreased to 70 percent from 77 percent for the same period in 1996. The concentration of revenue from the Company's five largest telecom customers for the nine months ended September 30, declined slightly to 64 percent in 1997 from 66 percent
in 1996.   The top three customers represented 32, 12, and  10 percent of total revenues for the three months ended September 30, 1997, and 25, 13, and 10 percent of total revenues for the nine months ended September 30, 1997. There can be no assurance that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods.* See "Factors Affecting Operating Results and Market Price of Stock
- Customer Concentration."

    DIRECT COSTS OF SERVICES. The Company incurs direct costs in the development and deployment of its customer's software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, and depreciation. Costs of services declined 35 percent to $5.6 million for the three months ended September 30, 1997 from $8.7 million for the same period in 1996. For the nine months ended September 30, costs of services decreased 26 percent to $15.9 million in 1997 from $21.6 million in 1996. The decrease for the three and nine month periods is primarily attributable to the divestiture of the Company's non-telecom business units in late 1996. As a percentage of services revenues, costs of services were 61 percent for the three months ended September 30, 1997 compared to 98 percent for the same period in 1996. For the nine months ended September 30, costs of services as a percentage of services revenues were 61 percent in 1997 and 63 percent for the comparable period in 1996. In the second half of 1996, the Company's costs of services were affected by increased investments in the completion of a number of North American telecom software solutions. Such customer-related investments have been reduced in the first half of 1997 resulting in lower direct costs of services.

    PRODUCT DEVELOPMENT. Product development includes employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, facilities, and depreciation. For the three months ended September 30, the Company invested $1.4 million or 14 percent of revenues on internally funded product development in 1997 compared with $2.1 million or 21 percent of revenues in 1996. For the nine months ended September 30, 1997, such investments were $4.2 million or 15 percent of revenues and $4.6 million or 9 percent of revenues for the comparable 1996 period. In 1996, product development costs included two major upgrades of the Company's SolutionCore product as well as non-telecom product development costs from its divested business units. In 1997, the funds have been used primarily for the development of the Company's SolutionCore-TM- product, which includes the fifth release of Object Services Package (OSP) and new releases of related development tools. The Company expects to continue to invest in SolutionCore, as well as its new components-based applications, SolutionSuites-TM-, throughout 1997.


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

                           TCSI CORPORATION


    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling expenses include sales and marketing employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the three months ended September 30, 1997, selling, general, and administrative expenses decreased 28 percent to $4.3 million from $6.0 million for the same period in 1996. For the nine months ended September 30, selling, general, and administrative expenses declined 23 percent to $13.2 million in 1997 from $17.2 million in 1996. As a percentage of revenue, selling, general, and administrative expense was 44 percent for the three months ended September 30, 1997 compared to 61 percent of revenue in 1996. The decrease is due to the discontinuance of non-telecom business units in late 1996, as well as the Company's business resizing decisions taken over the past twelve months. For the nine months ended September 30, selling, general, and administrative expense was 45 percent of revenue in 1997 and 34 percent of revenue for the comparable 1996 period. The increase is primarily attributed to the decline in revenues for the nine months ended September 30, 1997 compared to 1996.

    NON-RECURRING SPECIAL ITEMS. The Company incurred an expense of $1.1 million in the first half of 1997 resulting from an adjustment to the market-value of equipment held for resale related to the termination of a non-telecom contract in the third quarter of 1996. In addition, in the third quarter of 1996, the Company recorded an expense of $3.3 million to cover the costs associated with the termination of a non-telecom contract. The Company concluded the sale of the equipment in the third quarter of 1997.

    INCOME TAXES. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 34 percent and 32 percent for the three and nine months ended September 30, 1997 and 1996, respectively. The Company realized a tax benefit of $0.3 million for the quarter ended September 30, 1997 compared to a tax benefit of $3.1 million in 1996. For the nine months ended September 30, the Company realized a tax benefit of $1.0 million in 1997 compared to a tax benefit of $0.5 million in 1996.

    EARNINGS PER SHARE (EPS).  Shares used in the calculation of earnings
(loss) per share increased to 21.7 million for the three months ended September 30, 1997 compared to 21.0 million for the same period in 1996. For the nine months ended September 30, shares used in the calculation of earnings (loss) per share increased to 21.5 million in 1997 from 20.3 million in 1996. The increase in shares in 1997 was due to option exercises and employee stock purchases related to the Company's employee stock purchase plan. The calculation of earnings (loss) per share for both periods in 1997 and both periods in 1996 exclude unexercised option shares as such shares would be anti-dilutive as a result of the net losses for the periods.

                           TCSI CORPORATION


         LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1997, net cash generated from operating activities was $1.8 million compared to net cash used in operating activities of $1.3 million for the same period in 1996. The increase in cash generated from operations is primarily due to a reduction in the Company's accounts receivable, other receivables and other current assets. In the first period of 1996, accounts receivable balances included a significant amount related to transportation and wireless business units that were discontinued. In addition, in 1996 the Company's other receivables included $4.9 million related to the termination of a contract with a transportation customer. The Company also had $2.0 million of equipment held for sale related to this contract included in other current assets in 1996. As in the past, the Company's operating cash flows in the future may be affected by fluctuating receivable balances. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.* Also included in cash from operating activities is $4.0 million in income tax refunds received in 1997 resulting from prior year net operating loss carrybacks.

    Cash provided by financing activities declined $26.7 million to $2.7 million for the nine months ended September 30, 1997 compared to the same period in 1996. In early 1996, the Company raised funds through a follow-on public offering, realizing net proceeds of approximately $25.8 million.

    For the nine months ended September 30, 1997, cash generated by investment activities was less than $0.1 million compared to $17.7 million used in investment activities for the comparable 1996 period. Net cash from investing activities for the 1997 period was a result of net decreases in purchases/maturities of investments, a reduction in non-current assets and increases in capital expenditures. In 1997, the nine month period included the purchase of $13.1 million of marketable securities and $18.5 million of maturities of marketable securities compared to the purchase of $22.8 million of marketable securities and $11.0 million of maturities in the comparable 1996 period. A decline in the other non-current assets balance in 1997 also contributed to the reduction in net cash used in investing activities. For the nine months ended September 30, 1996, such balances included a non-current customer receivable and the non-current portion of an employee note receivable. In addition, the net decrease in cash used in such investment activities also included $5.9 million of cash used for capital expenditures and leasehold improvements during the nine months ended September 30, 1997 compared to $4.7 million of cash used for capital expenditures for the comparable 1996 period. The increase in capital expenditures is primarily related to the consolidation of the Company's facilities in northern California and the Company's new facilities in the United Kingdom. The Company expects such expenditures to be significantly lower in the near term.* The Company currently has no significant commitments for capital expenditures, although management intends to support operational needs as necessary.

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

    Historically, a significant portion of the Company's operating income has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such customers systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's common stock could be materially adversely affected.

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

    INTERNATIONAL SALES

    Revenues outside of North America accounted for 82 percent and 74 percent of the Company's total revenues for the three and nine months ended September 30, 1997, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

    The Company's current and prospective competitors offer a variety of solutions to address telecom software needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete network management software solutions: development environments, and turnkey applications and custom services. Because certain of the Company's competitors focus only on one of these functional areas, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, systems integrators, and equipment manufacturers, each of which has substantially greater financial, manufacturing, technical, marketing, distribution, and other resources, greater name recognition, and longer-standing relationships with customers than does the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor, such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

                             TCSI CORPORATION


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

                             TCSI CORPORATION


    POTENTIAL VOLATILITY OF STOCK PRICE

    The market price of the shares of the Company's common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two class action lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. In late September 1997, a third class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The suits allege violations of state securities laws during 1995 and 1996. Management believes that the lawsuits are without merit and is contesting them.

                             TCSI CORPORATION


    Item 1.  Legal Proceedings

    On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action").
The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 - September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On April 7, 1997, the Superior Court entered an order sustaining the demurrers of all defendants to all causes of action. On June 2, 1997, plaintiffs filed an amended complaint alleging a cause of action for violation of California Corporations law. On June 23, defendants (other than the underwriter defendants) demurred to the remaining cause of action. That demurrer is pending. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice.

    On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On July 1, 1997, the Superior Court entered an order sustaining the Company's demurrer. On July 21, 1997, plaintiff filed an amended complaint alleging identical causes of action. On August 11, 1997, defendants filed a demurrer to the amended complaint. That demurrer is pending.

    On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount.

    On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the licensing of its embedded software product lines to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction. Recently, Atmel has asserted that its damages exceed $3,000,000. Management disputes this claim and intends to initiate an arbitration proceeding to obtain the release of the $1,000,000 escrow fund.

                             TCSI CORPORATION


    No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. In the opinion of management, resolution of these litigations is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operation or cash flows in a particular period.

                             TCSI CORPORATION


Item 4. Submission of Matters to Vote of Security Holders

    In connection with the consent mailing of TCSI Corporation dated July 16, 1997 the following matters were voted upon and approved by the shareholders:

    A proposal to amend the Company's 1991 Stock Incentive Plan to increase to 750,000 the maximum number of shares subject to option awards which may be awarded to any participant in a fiscal year was approved by the shareholders. The following votes were cast as to such proposal: For:
    14,244,855; Against: 333,101; Abstain: 5,300.

    A proposal to grant stock options to Dr. Ram A. Banin under the 1991 Plan to acquire 500,000 shares of Common Stock at an exercise price equal to $5.8876 per share was approved by the shareholders. The following votes were cast as to such proposal: For: 14,219,790; Against: 357,616; Abstain:
    5,850.

    A proposal to authorize and direct the officers of the Company to take all actions necessary to carry out the intent of the foregoing resolutions was approved by the shareholders. The following votes were cast as to such proposal: For: 14,297,183; Against: 280,773; Abstain: 5,300.

                             TCSI CORPORATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits Required by Item 601 of Regulation S-K.

         Exhibit Number           Document Description
    ----------------------------------------------------------------------
    ----------------------------------------------------------------------

              10.30 Amendment to TCSI Corporation 1991 Stock Incentive Plan, dated May 30, 1997, increasing the maximum number of options which may be awarded in a fiscal year.

              11.1           Statement re: computation of per share
                             earnings

              27             Financial Data Schedule

(b) Reports on Form 8-K filed in the third quarter of 1997.

    (i)       Press release dated August 1, 1997, "TCSI Announces Management
              Change"

    (ii) Press release dated July 30, 1997, "TCSI and IONA Technologies Form Alliance to Develop Next Generation Telecommunication Software Solutions; New Product Integration Provides TCSI Customers With Full CORBA 2.0 Capabilities"

    (iii) Press release dated July 17, 1997, "TCSI Corporation Reports Second Quarter Results"

                             TCSI CORPORATION



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                  TCSI Corporation
                                  --------------------------------------------
                                  (Registrant)

    November 13, 1997             /s/ Ram A. Banin
------------------------------    --------------------------------------------
         Date                     Ram A. Banin, President and Chief Executive
                                  Officer, and Acting Chief Financial Officer