Form 10-K
period 1997-12-31
TCSI CORP
filed 1998-03-30
CIK 875315

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                                        OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED                                       0-19377
                  DECEMBER 31, 1997                                  (COMMISSION FILE NUMBER)

                                      LOGO

                                TCSI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       NEVADA                                               68-0140975
              (STATE OF INCORPORATION)                           (IRS EMPLOYER IDENTIFICATION NO.)
            1080 MARINA VILLAGE PARKWAY,
                 ALAMEDA, CALIFORNIA                                           94501
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 13, 1998 was $170,738,403.

     The number of shares outstanding of the Registrant's common stock, $.10 par value, as of February 13, 1998 was 22,227,521 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be held on May 6, 1998, are incorporated by reference into Part III of this Report.

================================================================================

                                TCSI CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................   10
Item  3.  Legal Proceedings...........................................   11
Item  4.  Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related          12
          Stockholder Matters.........................................
Item  6.  Selected Consolidated Financial Data........................   13
Item  7.  Management's Discussion and Analysis of Financial Condition    13
          and Results of Operations...................................
Item  8.  Financial Statements and Supplementary Data.................   28
Item  9.  Changes in and Disagreements with Accountants on Accounting    28
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and            29
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   29

                                  PART IV
Item
  14....  Exhibits, Consolidated Financial Statement Schedules, and      30
          Reports on Form 8-K.........................................

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

THE COMPANY

     TCSI Corporation (TCSI or the Company) provides integrated software products and services for the global telecom industry. TCSI's products and services enable telecom service providers and equipment manufacturers to meet the growing demand for integrated and automated management of a wide range of networks and services. TCSI serves its customers in offices throughout North America, Europe, and the Pacific Rim. TCSI's software solutions are purchased by many of the world's leading telecommunications companies, including Bell Atlantic, BellSouth, GTE, Nippon Telegraph and Telephone, and IDC. The Company's software is also incorporated into telecommunications equipment systems provided by manufacturers including Hughes Network Systems, Motorola, Italtel, Lucent Technologies, and NEC.

     Since its inception in 1983, a significant portion of the Company's revenues have been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's growth has been led by sales of SolutionCore(TM) and related products and services. Prior to 1997, the Company also earned revenue from licensing embedded software contained in wireless products and from the development of system solutions for customers in the transportation industry. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, in 1997, the Company focused entirely on offering software solutions to the telecom industry.

INDUSTRY BACKGROUND

  TELECOMMUNICATIONS INDUSTRY TRENDS

     The telecommunications services market can be divided into two tiers: (i) traditional full-service providers and network operators, such as RBOCs (Regional Bell Operating Companies) and national communications carriers (incumbent companies) and (ii) smaller network operators and independent telephone companies (emerging companies). Incumbent companies typically have complex technical requirements and large budgets devoted to the acquisition of technology to maintain their legacy systems, enhance their existing service offerings, and deploy new services and network management systems. In contrast, emerging telecom companies typically have limited resources for the acquisition of advanced technology, but are often more focused on rapidly building new networks and leveraging proven and more complete systems. Several recent trends within the telecom industry are changing the needs of both incumbent and emerging service providers and of telecom equipment manufacturers. These trends include the following:

     - Increased competition driving the need for rapid introduction of new products. Deregulation and privatization of the telecom industry worldwide have intensified competition among existing operators of public communications networks and have encouraged the rapid entry of new service providers. Telephone network operators also face increasing competition from cable companies and wireless companies for the provisioning of telephone and newer services, including high bandwidth data and video. To remain competitive, network operators are continually seeking to differentiate themselves by improving existing service offerings and accelerating the time-to-market for new services, while at the same time reducing operational costs and downsizing their organizations. These trends have increased the need for scalable and flexible software solutions that enable the rapid introduction of new and enhanced services to a growing number of subscribers and improve and automate the management of communications networks. The need to manage and respond quickly to rapidly changing market and infrastructure conditions has become a focus for many telecom companies.

     - Proliferation of new communications services. Use of communications networks has grown rapidly in recent years as a result of increased use of computing and networking technology, wireless services, broadband data and video services, and other services. This has resulted in increased demand for communications capacity worldwide from operators of advanced intelligent networks, the Internet, and other types of public networks. At the same time, network infrastructures have become more diverse in order to provide new services, and network operators must enhance and maintain these increasingly complex infrastructures to support the broadening array of services. For example, a single network operators infrastructure can include asynchronous transfer mode (ATM), broadband synchronous optical network (SONET), frame relay, wireless cellular and personal communication service (PCS), and internal signaling and control networks, all of which must interoperate to provide reliable and efficient service. As a result of this proliferation of services, individual networks and the interconnections among networks have become considerably more complex. This increased complexity places a strain on network management and control systems which incorporate multi-vendor equipment.

     - Mitigation of risk. Telecom service providers are looking to mitigate risk by either purchasing proven reliable solutions on a referral basis or by developing more complete solutions and retaining rights to the intellectual property.

  SYSTEM MANAGEMENT REQUIREMENTS

     Competition among existing and new telecom service providers, the proliferation of new communications services, and pressure to provision new services quickly and cost-effectively has placed increased demands on telecom service provider's systems and equipment manufacturers. These demands have resulted in the following system management requirements:

     - Need to link technology and customers. The International Telecommunications Union's (ITU) Telecommunications Management Network
        (TMN) standards have identified four functions of telecommunications operations systems: element, network, service, and business management. Historically, a telecom company's discrete network components and the broader network have been managed separately from the activation and monitoring of specific services and the handling of billing, customer service, and other administrative tasks, and management of financial controls, marketing databases, and payroll systems. An introduction of a new service affects all components of an operator's infrastructure. For example, a customer desiring a temporary 800 number for a special event requires a network operator to process the order (service management), activate the service by providing special instructions to the appropriate network components (element management), initiate billing, establish circuits, and support customer inquiries (service management), monitor the network and respond to traffic bottlenecks and unexpected service interruption or failure (network management), and update accounting and marketing databases (business management).

        In response to increased competition, there is a greater need to rapidly introduce new services and respond to customer service requests. There is also an increased need to tighten the link between a telecom network's technology components and service management (and ultimately the customer). As a result, new network software implementation will increasingly address specific business processes and customer service requirements rather than network technology requirements. The implication to software and hardware vendors is the need to offer systems with proven technical and business viability. Further, telecommunications service provider's technology decisions are increasingly being led by marketing personnel, and include input from various business functional areas throughout the company. As service providers focus more on customer care, there will be a need for network systems designed to provide management more meaningful information with automated links from the customer support processes straight through to network and element management processes.

     - Standardization of telecommunications management systems. Competition, innovation, and profitability are becoming the main drivers shaping the investment decisions of telecommunication service providers in many parts of the world. Service providers are looking for solutions that will not require them to lock-in to complex technologies or to be limited to a small number of equipment suppliers. Further, as deregulation enables companies to compete on a more global scale, telecom companies are increasingly seeking to standardize network architecture and infrastructure (including hardware and software components) as well as business practices. As open, distributed computing and industry standards continue to evolve, hardware and software vendors will need to supply telecommunications equipment and software solutions that permit such standardization.

     - New software requirements. The rapid proliferation of communication services and networks requires highly flexible and customizable management and control systems that can rapidly respond to changing market and infrastructure conditions. These systems must also integrate the increasing number of network elements involved in any given connection. New technology must enable and automate the rapid provisioning of new and enhanced services. Increased competition requires network management and control software solutions that enable cost-effective change management and offer highly reusable technology in order to reduce the time-to-market for new or enhanced services by taking advantage of past development work. Scalability is increasingly important since the rates of growth of new services and number of subscribers are highly variable and often unpredictable. Solutions that are not highly scalable may not be adequate for mission-critical, long-lived networks. The mission-critical nature of public networks also demands solutions that are highly reliable. Software products that meet all of these requirements are very complex, and suppliers of these products must increasingly provide highly specialized implementation, integration, and customization services in order to provide complete software solutions. The Company believes that few companies possess both the industry expertise and software development capabilities to provide integrated network management solutions to the telecom industry.

PRODUCT DEVELOPMENT STRATEGY AND CORE TECHNOLOGIES

  PRODUCT DEVELOPMENT

     The Company believes that its future success depends primarily upon the development and enhancement of telecom software products that meet market needs.* Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs internally. During 1997, the Company's product development costs totaled $5.9 million. The Company intends to continue product development funding.*

     During 1996, the Company continued to enhance its development platform, SolutionCore, and to develop application software used to integrate and automate processes for a range of telecom networks and services (SolutionSuites(TM)). SolutionCore, which includes the fifth release of the Company's Object Services Package (OSP) and new releases of supporting application templates and middleware, became generally available in December 1997. The Company intends to continue investing financial resources in the development of telecom software.*

     Periodically, the Company has entered into strategic relationships with third party software vendors as a means of enhancing the Company's software products. To date, such strategic relationships have consisted of licensing and integrating technology developed by third parties and jointly developing new products. In 1996,

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

TCSI licensed parts of Vertel Corporation's "Power Cats" management platform software which enables the Company to offer network management solutions with an object-oriented TMN agent/manager. The TMN agent/manager supports the rapid integration of business management and operational systems. In early 1997, the Company announced the integration of IONA Technologies' Orbix product into SolutionCore. The integration of this Object Request Broker (ORB) product enables the Company's product line to be fully interoperable with the Common Object Request Broker Architecture (CORBA) 2.0, a key industry standard. In both strategic relationships, the Company has agreed to pay a license fee for sales of all Company products that contain the integrated software products. The Company believes these strategic relationships are a key component of its product strategy, and will continue to seek ways to integrate third-party technology to enhance its products.*

  DISTRIBUTED OBJECT TECHNOLOGY

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

     - Sharing objects among different applications. Distributed object computing technology enables the views of an object to be independent of the object itself. For example, sales and marketing departments typically will view customers differently from maintenance departments.

     - Generating reusable code and components. Developers must be able to design objects that represent the key underlying components of an environment, and then use and reuse those objects in new applications. These objects encapsulate an organization's definition of its key business concepts.

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

  DEVELOPMENT ENVIRONMENT AND FRAMEWORKS

     SolutionCore is a development and run-time environment that incorporates an object engine and provides the basic infrastructure for the Company's distributed object management systems. OSP is a set of components for object persistence, user-interface construction, object communication and distribution, and external communication. Each of these components is a set of cooperating classes that solve specific application problems. Collectively, these components constitute the ORB, standards-based object services, and common facilities that are similar to CORBA facilities. CORBA is an industry standard governing the interaction of objects within a distributed environment. A framework is a reusable design of a system incorporating certain functional knowledge. The Company's object frameworks currently focus on the unique specifications of two of the four TMN operations systems -- element management systems, which directly manage network equipment such as switches and multiplexors, and network management systems, which integrate and coordinate multiple network elements through element managers to manage an entire network consisting of nodes and links.

     Frameworks provide telecom application developers with several advantages:

     - Software reuse. The trend towards the adoption of object-oriented techniques in software development has been driven largely by the pressing need for software reuse. Reuse is important because building large and complex operations systems may otherwise be impractical. Frameworks make reuse possible in two ways. First, framework components and object libraries are designed to be used in a variety of ways and as a result can be used in multiple systems. Second, frameworks categorize the components necessary to address a particular type of problem and provide standard interfaces among those components. Using frameworks enables developers to retain the benefits of custom solutions to specific problems while leveraging reusable software components.

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

  CUSTOMIZED APPLICATIONS

     Applications enable customers to quickly and efficiently accomplish business processes or tasks. Such tasks include configuration management, fault management, and performance management of an operation's network. Applications run on top of and work in concert with object frameworks. Applications may be customized using an object model approach to meet the needs of both a customer's business and individual end users.

PRODUCTS AND SERVICES

     TCSI provides software solutions and services that enable its customers to minimize the costs and risks of developing and deploying complex operations support systems (OSS) within the telecom industry. Software licensing fees represented 14 percent, 17 percent, and 21 percent of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Services revenues accounted for 86 percent, 71 percent, and 79 percent of total revenues for 1997, 1996, and 1995, respectively. In 1996, the Company also earned revenues related to equipment purchased on behalf of a customer which totaled 12 percent of revenues.

  SOLUTIONCORE PRODUCT LINE

     SolutionCore, introduced in 1997, provides sophisticated application development modules that can be used to rapidly build network management, element management and service/provisioning systems for a variety of network technologies. Components of SolutionCore are:

     - Object Services Package. OSP serves as the foundation for TCSI's SolutionCore product line. OSP is a fifth generation suite of advanced middleware and development tools for building and deploying large, business-critical, OSS for the telecom industry. OSP enables application development and customization time to be shortened; enables developers to better manage the building of large scale, distributed applications; enables full interoperability with TMN based applications; enables runtime changes, such as addition of application servers or changes to name server locations; and integrates graphical user interface, business application, and communication layers, helping users improve quality and reduce operating costs.

     - CORBA Services Package. CORBA Services Package enables full interoperability between OSP and CORBA applications.

     - TMN Services Package. The primary standards for communications management are consolidated in the TMN series of recommendations from ITU and the detailed implementation guides from the Network Management Forum (NMF). TMN Services Package provides full TMN capabilities as part of the SolutionCore communications management platform. TMN Services Package supports the integration and management of heterogeneous networks and provides developers with a suite of development tools and application programming interfaces that eliminates the complexities of the underlying infrastructure.

     - Application Templates Package. Application Templates Package, based on an object-oriented, reusable framework for building large scale telecom applications, contains the templates that provide the basis for fault and event management applications. These features allow network operators to more effectively monitor the status of their networks, providing their customers with better services while reducing costs for development, training, and maintenance. Product features also manage user access and the administration of application servers.

  SOLUTIONSUITE PRODUCTS

     TCSI's SolutionSuite products combine application software and tools to integrate and automate a broad range of telecom processes. Built on client/server information architecture, SolutionSuite products support geographically distributed systems that can be centrally managed. Such products are available on a range of platforms, including UNIX and Windows NT servers, and are accessible from workstations and PCs. The Company is engaged in the process of continuously enhancing its application product offerings in an effort to provide customers with reusable and configurable products. To date, the Company has developed solutions in the following areas:

     - Broadband. The BroadbandSuite enables service providers to achieve increased levels of service and performance of their broadband networks. This suite of products supports real-time activation of services that run on customers' broadband networks, including DS1 and DS3, E1 and E3, and higher-rates of services. The BroadbandSuite also provides features that minimize the impact of errors in provisioning databases that are out-of-sync with the network and reduce or eliminate the need for manual inventory. Further, these products are designed to work across all broadband domains including SONET, Synchronous Digital Hierarchy (SDH), Digital Crossconnect Systems, and Next Generation Digital Loop Carriers.

     - Digital Cellular. The CellularSuite provides application products that implement efficient and effective business process and support systems that automate and integrate network management operations and management capabilities. This suite of products enables the customer to rapidly provision and add new services. These applications are highly scalable, allowing service providers to more easily increase volumes of equipment, operators, and customers.

     - Intelligent Network. The INSuite provides applications, tools, and middleware that operate across a wide range of intelligent network switches from multiple users. These products improve the manageability of SS7 networks by providing operators with a consistent set of commands for managing equipment from multiple vendors. Managers are also able to precisely control network utilization by setting thresholds and jeopardy alarms to warn when utilization reaches pre-specified levels. Further, a Mediation Module, based on industry standards, translates bidirectionally between the proprietary interfaces of many vendor's switches and the TMN/Q3 standard conformant TCSI application.

  SOLUTIONSERVICES(TM)

     The Company provides implementation services to develop customized solutions based on its SolutionCore and configuration for SolutionSuites products through its SolutionServices program. These services may involve the integration of the Company's products with legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop, and deploy the software necessary to meet its customer's business and operational requirements. The Company has extensive experience in developing and implementing solutions for the telecom industry in general, and network and element management solutions in particular. The Company engages in careful planning of the development and deployment phases, a formal development process, and rules or conventions that govern every phase of framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management, and distributed systems deployment, and the Company's solutions rely heavily on its products. Due to the complex requirements of its customer's network systems, the Company believes its implementation services are a key factor in customer purchasing decisions.

     The Company is committed to responsive user support and believes that such support is critical in continuing successful long-term relationships with its customers.* The Company offers technical customer support from 8:00 a.m. to 5:00 p.m. (Pacific Time), 5 days a week, which can be extended at the customer's option to 24 hours a day, 7 days a week for an additional fee. Support is provided by telephone, e-mail, remote login, and on-site assistance, if necessary. The Company has established an internet site which provides technical information, as well as schedules of the Company's upcoming training courses.

     The Company conducts training courses for its customers, on a fee basis, at the Company's training facilities in San Jose, California, and at customer sites. Training courses include instruction in the installation, customization, and usage of SolutionCore and related products. Specifically, the Company offers OSP and TMN Services courses on a regular basis. As of December 31, 1997, the Company had approximately 16 individuals performing customer support and training.

     As part of its software licensing agreements, the Company offers software maintenance contracts to its customers. The maintenance contract entitles customers to telephone support, product maintenance, and upgrades to minor product releases. Substantially, all licensees of the Company's software products were covered by a software maintenance contract during the year ended December 31, 1997.

MARKETING AND SALES

     The Company's products are typically intended for use in applications that may be critical to a customer's business. Further, these applications are often complex and require significant technical knowledge of the Company's products and the customer's operations to be successfully deployed. To date, the Company has primarily relied on its experienced worldwide sales force to sell its products and related services. The sales team also significantly utilizes the Company's engineering personnel to assist in product demonstrations,

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

answer customer questions, and determine system specifications. At December 31, 1997, the Company had 27 sales and marketing personnel located in North America, Asia, and Europe.

     The Company also uses various sales channels to augment its product sales. Such channels have included sales representatives, distributors, and system integrators. In the past, significant training on the use of the Company's products combined with extensive knowledge of object-oriented technology and its use in developing advanced telecom systems was required to sell TCSI products. Accordingly, such third party sales channels have accounted for less than 10 percent of the Company's annual sales to date. Management believes that new sales channels are an important part of the Company's growth strategy, as they will provide the Company access to important new customers and geographic markets. Accordingly, management intends to continue to invest in channel development.* Further, as object-oriented technology becomes more widely used and the Company continues to make enhancements to its products, management believes that the Company's products will be more attractive to third-party developers and resellers.*

  CUSTOMERS

     The Company licenses its development and runtime environment, SolutionCore, to customers around the world. The Company's initial target market has been, and continues to be, incumbent service providers. The following chart shows a representative sample of the Company's 1997 customers:

    TELECOMMUNICATIONS CARRIERS       EQUIPMENT MANUFACTURERS
    ---------------------------       -----------------------
AT&T                                  Hughes Network Systems
Bell Atlantic                         Lucent
BellSouth                             Motorola
GTE                                   NEC Corporation
Nippon Telegraph and Telephone (NTT)  OKI Electric Industry
IDC                                   Italtel

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 1997, 1996, and 1995, revenues from the Company's five largest customers represented 64 percent, 54 percent, and 47 percent of revenues, respectively. Further, as a percent of telecom revenues, the five largest telecom customers represented 65 percent, 62 percent, and 63 percent of revenues in 1997, 1996, and 1995, respectively. In 1997, one customer with multiple contracts, NEC, represented approximately 27 percent of total company revenues and two customers, Italtel and IDC, each represented approximately 11 percent of total company revenues. The Company anticipates that it will continue to experience significant customer concentration.*

     The Company earns a significant portion of revenues from foreign customers. Revenues outside of North America accounted for approximately 78 percent, 40 percent, and 32 percent of the Company's total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.*

  COMPETITION

     The Company offers products and services in the evolving market for telecommunications OSS software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address network management needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete network management software solutions: development environments, turnkey applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution, greater name recognition, longer-standing relationships with customers than the Company and other resources. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

OTHER COMPANY INFORMATION

  BACKLOG

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a nine to twelve month period. Backlog for the Company's products and services represents an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees, and maintenance and support fees. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. At December 31, 1997, the Company's backlog amounted to approximately $20 million. At December 31, 1996, the Company's backlog was approximately $18 million.

  EMPLOYEES

     At December 31, 1997, the Company had 220 employees, of which approximately 65 percent were professional engineering staff. Over 90 percent of the Company's employees hold options for Company stock. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's employee relations are good.

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

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. Prior to 1997, the Company had 28 patents and had applications pending for an additional 18 patents. However, in late 1996 the Company transferred 35 patents and patent applications to Atmel Corporation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Non-recurring Special Items"). Currently, the Company has 7 patents and 2 applications pending for additional patents. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies.*

  EXECUTIVE OFFICERS OF THE COMPANY

     The following are executive officers of the Company:

       NAME            AGE                       POSITION
       ----            ---                       --------
Ram A. Banin, Ph.D.    56     President and Chief Executive Officer
                              Chief Financial Officer, Secretary, and
Arthur H. Wilder       56     Treasurer

     Dr. Banin joined TCSI in May 1992 and has served as President since December 1996 and Chief Executive Officer and as a member of the Board of Directors since July 1997. Prior to joining TCSI, Dr. Banin founded and operated Banin Associates. Dr. Banin was also co-founder and Chief Executive Officer of Atherton Technology from 1986 to 1989, as well as co-founder and Senior Vice President of Daisy Systems from 1980 to 1985. Dr. Banin holds a Ph.D. in Computer Science from the University of California at Berkeley, and an M.S. and B.S. in Physics from the Hebrew University of Jerusalem, Israel.

     Mr. Wilder joined TCSI in November 1997. Prior to joining TCSI, Mr. Wilder operated his own financial consulting practice in the San Francisco Bay Area. Previously, he spent more than seven years with Flow Industries Inc. and its affiliated companies near Seattle, Washington. Initially, Mr. Wilder served as Chief Financial Officer of the parent company and its pre-public subsidiary companies. He later became Executive Vice President and then President of FloWind Corporation, a subsidiary of Flow Industries Inc. Mr. Wilder holds a B.A. in Economics and an M.B.A. from San Jose State University.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing, customer support, and product development facilities are located in Alameda and San Jose, California. In addition, the Company leases sales offices in Newmarket, United Kingdom, and Tokyo, Japan. The Company currently has approximately 130,000 square feet of facilities. The Company's leases have various terms, expiring at different times through the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.*

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

ITEM 3. LEGAL PROCEEDINGS

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 - September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. Plaintiffs are scheduled to file a second amended complaint on or about April 6, 1998.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint.

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants filed a motion to dismiss the Copperstone Federal Action.

     On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the licensing of its embedded software product lines to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction. Recently, Atmel has asserted that its damages exceed $3,000,000. Management disputes this claim and intends to commence proceedings to obtain the release of the $1,000,000 escrow fund.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the result of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operation or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                                              HIGH      LOW
                                                             ------    ------
1996
First quarter..............................................  $22.17    $11.33
Second quarter.............................................   29.75     17.50
Third quarter..............................................   27.50     10.75
Fourth quarter.............................................   15.75      5.75
1997
First quarter..............................................  $ 8.25    $ 4.38
Second quarter.............................................    7.00      4.63
Third quarter..............................................    8.00      4.63
Fourth quarter.............................................    9.00      5.25

     The market price of the shares of Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts of the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock.*

     As of February 13, 1998, the number of shareholders of record of the Company's Common Stock was 98 and the number of beneficial holders was approximately 4,400. The Company has declared no cash dividends on its Common Stock since the Company's initial public offering. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.*

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues:
  Services.......................................  $33,970   $42,733   $43,790   $34,872   $27,970
  Software licensing fees........................    5,608    10,230    11,572     5,434     4,081
                                                   -------   -------   -------   -------   -------
Total services and licensing fees................   39,578    52,963    55,362    40,306    32,051
  Equipment, non-telecom.........................       --     7,270        --        --        --
                                                   -------   -------   -------   -------   -------
Total revenues...................................   39,578    60,233    55,362    40,306    32,051
Costs, expenses, and special items:
  Services.......................................   21,071    28,773    24,945    17,985    15,098
  Equipment, non-telecom.........................       --     6,810        --        --        --
  Product development............................    5,932     6,642        --        --        --
  Selling, general, and administrative...........   18,563    25,010    19,498    14,556    12,995
  Non-recurring special items, net...............    1,088    (4,587)       --        --        --
                                                   -------   -------   -------   -------   -------
Total costs, expenses, and special items.........   46,654    62,648    44,443    32,541    28,093
                                                   -------   -------   -------   -------   -------
Income (loss) from operations....................   (7,076)   (2,415)   10,919     7,765     3,958
Gain on sale of investment in common stock.......       --       585        --        --        --
Interest income..................................    3,104     2,276       982       591       567
                                                   -------   -------   -------   -------   -------
Income (loss) before income taxes................   (3,972)      446    11,901     8,356     4,525
Provision for (benefit from) income taxes........   (1,350)      152     3,831     2,926     1,829
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $(2,622)  $   294   $ 8,070   $ 5,430   $ 2,696
                                                   =======   =======   =======   =======   =======
Earnings (loss) per share (EPS) -- Basic.........  $ (0.12)  $  0.01   $  0.45   $  0.31   $  0.15
                                                   =======   =======   =======   =======   =======
Shares used in calculation of EPS -- Basic.......   21,638    20,515    18,069    17,525    18,155
                                                   =======   =======   =======   =======   =======
Earnings (loss) per share (EPS) -- Diluted.......  $ (0.12)  $  0.01   $  0.42   $  0.30   $  0.15
                                                   =======   =======   =======   =======   =======
Shares used in calculation of EPS -- Diluted.....   21,638    21,542    19,224    18,216    18,302
                                                   =======   =======   =======   =======   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents, and investments in
  marketable securities..........................  $55,467   $52,607   $22,027   $22,212   $18,371
Working capital..................................   59,358    50,717    31,374    18,675    12,179
Total assets.....................................   84,231    88,133    50,630    35,324    28,091
Shareholders' equity.............................   74,148    73,610    37,376    23,792    17,879

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below in "Factors Affecting Operating Results and Market Price of Stock."

COMPANY OVERVIEW

     TCSI Corporation provides integrated software products and services for the global telecommunications industry. Since its inception in 1983, a significant portion of the Company's revenues have been earned from telecommunications service providers and equipment manufacturers. Since 1993, the Company's growth has been led by sales of SolutionCore(TM) and related products and services. Prior to 1997, the Company also earned revenue from licensing embedded software contained in wireless products and from the development of system solutions for customers in the transportation industry. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, in 1997, the Company focused entirely on offering software solutions to the telecom industry.

     The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company was under no obligation to compromise its billed amounts, the Company from time to time has reduced its accounts receivable when such disputes could not be amicably resolved. Additionally, a portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis.

     The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1997 and 1996 quarterly results have been adversely affected by delays in the purchase of software licenses.

     A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems often contains significant technological risks. The Company has in the past relied and will in the future rely on its development and implementation expertise.* Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced and may continue to experience fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.*

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs.* Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Although management intends to target product development spending at levels consistent with other software companies, from time-to-time, spending may be greater or less than these amounts, as circumstances dictate.* Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings.* To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.*

RESULTS OF OPERATIONS

     The following table sets forth selected income statement data for each of the years ended December 31 as a percentage of revenues:

                                                        1997    1996    1995
                                                        ----    ----    ----
Revenues:
  Services............................................   86%     71%     79%
  Software licensing fees.............................   14      17      21
  Equipment, non-telecom..............................   --      12      --
                                                        ---     ---     ---
                                                        100     100     100
Costs, expenses, and special items:
  Services............................................   53      48      45
  Equipment, non-telecom..............................   --      11      --
  Product development.................................   15      11      --
  Selling, general, and administrative................   47      42      35
  Non-recurring special items, net....................    3      (8)     --
                                                        ---     ---     ---
Income (loss) from operations.........................  (18)     (4)     20
Interest and investment income........................    8       5       2
Income (loss) before income taxes.....................  (10)      1      22
Net income (loss).....................................   (7)     --      15

  REVENUES

     The Company generates revenues primarily from the sale of its services and software products to the telecommunications industry. In 1997, software licensing fees represented 14 percent and services represented 86 percent of total revenues. In 1996, software licensing fees represented 17 percent and services represented 71 percent of total revenues. Additionally, 1996 included equipment revenues representing 12 percent of total revenues. The equipment revenues were the result of the deployment phase of a significant development agreement the Company entered into in 1994 with a transportation customer that included the purchase of equipment on behalf of the customer. During the third quarter of 1996, the Company agreed to terminate this agreement and does not have any other agreements with significant provisions to purchase equipment. In 1995, software licensing fees represented 21 percent and services represented 79 percent of total revenues.

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

     For the years ended December 31, the revenue breakdown is as follows:

                                                 1997       1996       1995
                                                -------    -------    -------
Total Company revenues:
  Services....................................  $33,970    $42,733    $43,790
  Software licensing fees.....................    5,608     10,230     11,572
  Equipment, non-telecom......................       --      7,270         --
                                                -------    -------    -------
          Totals..............................  $39,578    $60,233    $55,362
                                                =======    =======    =======

                                                 1997       1996       1995
                                                -------    -------    -------
Telecom revenues:
  Services....................................  $33,908    $36,191    $26,802
  Software licensing fees.....................    5,071      6,725      8,951
                                                -------    -------    -------
          Totals..............................  $38,979    $42,916    $35,753
                                                =======    =======    =======

     Total Company revenues decreased 34 percent in 1997 to $39.6 million from $60.2 million in 1996. The decline is primarily attributable to $17.3 million of revenues generated in 1996 by non-telecom business units which were discontinued in late 1996. Total Company revenues increased 9 percent in 1996 to $60.2 million from $55.4 million in 1995. The increase in revenues for 1996 was attributable to $7.3 million of equipment purchased on behalf of a customer, as described above. Excluding such equipment revenues, total revenues attributable to services and software licensing fees declined to $53.0 million in 1996 from $55.4 million in 1995 primarily due to the discontinuance of non-telecom business units in late 1996. Total telecom revenues decreased 9 percent to $39.0 million in 1997 from $42.9 million in 1996. The decline in telecom revenues is primarily the result of a 25 percent decline in telecom software licensing fees in 1997 as the result of delayed system deployments in North America. The Company expects software licensing fees to vary from period to period.* In 1996, total telecom revenues increased 20 percent to $42.9 million compared to $35.8 million in 1995.

     Total Company revenues from services for the year ended December 31, 1997 decreased 21 percent to $34.0 million from $42.7 million in 1996. For the year ended December 31, 1996, such revenues decreased 2 percent from $43.8 million in 1995. The decline in total company services revenues in 1997 and 1996 is primarily attributable to the discontinuance of non-telecom business units in late 1996. Total telecom revenues from services for the year ended December 31, 1997 decreased 6 percent to $33.9 million compared to $36.2 million for the same period in 1996. For the year ended December 31, 1996, telecom services revenues increased 35 percent from $26.8 million in 1995.

     Total Company software licensing revenues decreased 45 percent for the year ended December 31, 1997 compared to the same period in 1996. For the year ended December 31, 1996, such revenues decreased 12 percent compared to the same period in 1995. The decline in each year is primarily the result of the discontinuance of non-telecom product lines in late 1996. Total telecom software licensing revenues decreased 25 percent for the year ended December 31, 1997 compared to the same period in 1996. The decline in telecom software licensing fees in 1997 is attributed to delayed system deployments in North America. For the year ended December 31, 1996, telecom software licensing revenues also declined 25 percent over the comparable period in 1995. Telecom licensing fees in 1995 included software licensing revenues related to the purchase of the Company's development platform in connection with several large projects. In 1996, the demand centered more on follow-on services than on new licenses. The Company expects software licensing revenues to continue to vary on a quarterly and annual basis.*

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

     For the years ended December 31, the percentage of revenues by geographic location are summarized as follows:

                                                        1997    1996    1995
                                                        ----    ----    ----
Total Company:
  North America.......................................   22%     60%     68%
  Asia Pacific........................................   54      28      22
  Europe..............................................   24      12      10
                                                        ---     ---     ---
                                                        100%    100%    100%
                                                        ===     ===     ===

                                                        1997    1996    1995
                                                        ----    ----    ----
Telecom:
  North America.......................................   21%     56%     73%
  Asia Pacific........................................   54      28      12
  Europe..............................................   25      16      15
                                                        ---     ---     ---
                                                        100%    100%    100%
                                                        ===     ===     ===

     The 1997 and 1996 increases in total Company and telecom revenues from customers in Asia and Europe is attributable to continued relationships with existing customers, particularly through NEC, the Company's business partner in Japan, resulting in revenues from follow-on contracts signed earlier in 1997. The decline in total Company and telecom revenues in 1997 and 1996 from customers in North America is the result of merger activity among the RBOCs that slowed the decision making process, low telecom bookings during 1996 and delayed deployments in 1997, as the Company generally realizes services revenues involving design, development, testing, and deployment over a twelve to eighteen month period. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.*

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 1997, 1996, and 1995, total company revenues from the Company's five largest customers represented 64 percent, 54 percent, and 47 percent of revenues, respectively. Further, as a percentage of total telecom revenues, the top five telecom customers represented 65 percent, 62 percent, and 63 percent of revenues in 1997, 1996, and 1995, respectively. In 1997, one customer with multiple contracts, NEC, represented approximately 27 percent of total company revenues and two customers, Italtel and IDC, each represented approximately 11 percent of total company revenues. The Company anticipates that it will continue to experience significant customer concentration.* There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods.

  DIRECT COSTS OF SERVICES

     The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, and depreciation. Costs of services declined 27 percent to $21.1 million in 1997 from $28.8 million in 1996. Costs of services increased 15 percent in 1996 from $24.9 million in 1995. As a percentage of services revenues, cost of services were 62 percent, 67 percent, and 57 percent for 1997, 1996, and 1995, respectively. In 1996, costs of services included increased investments in the completion of a number of North American telecom software solutions. Such customer-related investments were reduced in the first half of 1997 thereby

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

contributing to lower direct costs of services in 1997. In addition, the decline in cost of services in 1997 compared to 1996 is also attributable to the divestiture of non-telecom business units in late 1996.

  EQUIPMENT COSTS

     Equipment costs relate to equipment purchased on behalf of a transportation customer. In 1996, the Company had one significant system development contract which provided for the delivery of equipment. In October 1996, TCSI agreed to terminate this contract. The Company does not anticipate that such equipment costs, or related revenues, will be significant in the future.*

  PRODUCT DEVELOPMENT

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

     The Company invested $5.9 million, or 15 percent of revenues, on internally funded product development in 1997 compared to $6.6 million, or 11 percent of revenues, in 1996. In 1996, such costs included two major upgrades of the Company's SolutionCore product as well as non-telecom product development costs from its divested business units. In 1997, the funds were used primarily for enhancements made to the Company's SolutionCore product, which includes the fifth release of Object Services Package (OSP) and new releases of related development tools. The Company expects to continue to invest in SolutionCore as well as its new components-based applications, SolutionSuites, in future periods.*

  SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling expenses include sales and marketing employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense.

     Selling, general, and administrative expenses decreased 26 percent to $18.6 million in 1997 from $25.0 million in 1996. The decline was primarily due to the discontinuance of non-telecom business units in late 1996, as well as the Company's business realignment decisions taken over the past year. In 1996, selling, general, and administrative expenses increased 28 percent from $19.5 million in 1995. The increase was primarily due to the expansion of the Company facilities, bad debt expense, employee benefit costs, and increased international sales and marketing programs. Selling, general, and administrative expenses as a percentage of revenue were 47 percent, 42 percent, and 35 percent in 1997, 1996, and 1995, respectively. The increase in selling, general, and administrative expenses as a percentage of revenues in 1997 is primarily attributed to the decline in total revenues for the year compared to 1996 total revenues.

  NON-RECURRING SPECIAL ITEMS

     The Company incurred a charge to operations of $1.1 million in the first two quarters of 1997 resulting from adjustments to the market-value of equipment held for resale related to the termination of a transportation contract in the third quarter of 1996. The Company concluded the sale of the equipment in the third quarter of 1997. Related to this same agreement, in the third quarter of 1996, the Company recorded a

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 21 for a discussion of factors that could affect future performance.

charge of approximately $3.3 million to cover the costs related to the termination of this agreement. The customer paid the Company approximately $5.3 million to terminate the agreement.

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

  INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 34 percent for 1997 and 1996 and 32 percent for 1995. In 1995, the Company's tax rate was lower primarily as a result of tax benefits from nontaxable interest income, foreign sales, and research and development tax credits. Such benefits were not fully available in 1997 and 1996, causing the tax rate to increase slightly.

     At December 31, 1997, the Company had approximately $4.5 million of deferred tax assets. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards. It is management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax asset.

  EARNINGS PER SHARE

     As a result of the new Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued in February 1997, earnings (loss) per share
(EPS) is computed using two different methods, basic and diluted earnings per share. Basic EPS is computed using only the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock equivalents from the Company's stock option plans.

     Basic earnings (loss) per share was $(0.12), $0.01, and $0.45 for 1997, 1996, and 1995, respectively. Shares used in the calculation of basic earnings
(loss) per share increased to 21.6 million in 1997 from 20.5 million in 1996 and
18.1 million in 1995. The increase in shares in 1997 is attributable to option exercises and employee stock purchases related to the Company's employee stock purchase plan. The 1996 share increase was primarily due to option exercises and
1.5 million shares of Common Stock issued in the Company's follow-on public offering in the first quarter of 1996.

     Diluted earnings (loss) per share was $(0.12), $0.01, and $0.42 for 1997, 1996, and 1995, respectively. Shares used in the calculation of diluted earnings
(loss) per share increased to 21.6 million in 1997 from 21.5 million in 1996 and
19.2 million in 1995. The calculation of earnings (loss) per share for 1997 excludes unexercised option shares as such shares would be anti-dilutive as a result of the net loss for the period.

  STOCK OPTION PLANS

     In 1996, the Company implemented the provisions of Financial Accounting Standards Boards (FASB) Statement No. 123, "Accounting for Stock-Based Compensation." As provided in the Statement, the Company continues to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. For the years ended December 31, 1997, 1996, and 1995, the Company has provided pro-forma disclosure of what net income (loss) and earnings (loss) per share would have been had the fair value, as defined by FASB No. 123, of the options been recognized. In accordance with FASB No. 123, in determining the fair value of the options, the Company uses the Black-Scholes option pricing model. In calculating the value of the options and its effect on net income and EPS, management has made certain assumptions regarding the length of time an employee holds the options and the expected stock volatility. The underlying assumptions are based upon past experience and management's best estimates and are subject to significant subjectivity. Accordingly, the ultimate value that an employee receives and the actual number of options exercised may vary significantly from amounts used in the pro-forma calculation.*

     In January 1997, the Company's Board of Directors approved the repricing of
1.1 million options granted under the 1991 Stock Incentive Plan. All employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair market value of the related Common Stock as of January 28, 1997). These options generally vest 50 percent in January 1998 and 25 percent each in January 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Over the past three years, the Company has satisfied its liquidity needs principally through cash flows from operating activities. During 1997, the Company generated approximately $6.4 million of cash from operations primarily resulting from a reduction in the Company's accounts receivable, other receivables and other current assets offset by a reduction in accounts payable, accrued compensation and related balances offset by the net loss. The decline in accounts payable is primarily due to payment in early 1997 of amounts owed related to the Company's consolidation of its Northern California facilities, and the decline in accrued compensation is the result of reduced bonus and salary accruals in 1997. Cash flow from operating activities in 1997 also included approximately $4.0 million in income tax refunds resulting from prior year net operating loss carrybacks. In addition, deferred revenue increased by $2.7 million in 1997 due to increases in advance payments under development and maintenance contracts where additional contract performance must occur before revenue can be recognized. During 1996, net cash generated from operating activities was $6.9 million primarily resulting from the licensing of the Company's embedded wireless product lines. In 1995, net cash used in operating activities of $0.3 million was affected by a $9.4 million increase in receivables over the prior year. A significant amount of these receivables were related to non-telecom business units. As in the past, the Company's operating cash flows in the future may be affected by fluctuating receivable balances. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.*

     Cash and investments in marketable securities totaled $55.5 million at December 31, 1997 and $52.6 million at December 31, 1996. During 1997, working capital increased $8.6 million to $59.4 million at December 31, 1997. The increase is primarily due to the maturity of approximately $5.8 million of long-term marketable securities which were reinvested in short-term instruments and the receipt of approximately $4.0 million in income tax refunds. Cash provided by financing activities declined $28.8 million to $3.3 million in 1997 compared to 1996. In 1997, the cash provided by financing activities was received as a result of the exercise of employee stock options and the employee stock purchase plan. In early 1996, the Company raised funds through a follow-on public offering, realizing net proceeds of approximately $25.8 million. In addition, the Company raised approximately $10.0 million from the licensing of its embedded wireless software in late 1996. The Company has no outstanding debt.

     In 1997, the Company incurred approximately $7.2 million in capital expenditures, which primarily related to the expansion of the Company's United Kingdom and Tokyo facilities to accommodate additional employees and the completion of the tenant improvements for the Company's Northern California facilities. The Company expects such expenditures to be significantly lower in the near term.* The Company currently has no significant commitments for capital expenditures, although management intends to support operational needs as necessary.

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

     Historically, a significant portion of the Company's operating income has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

LENGTHY SALES AND IMPLEMENTATION CYCLES

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the licensing of the Company's products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

  ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT DEVELOPMENT RISKS

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced element, network, and service management systems developed by the Company, the Company has in the past relied and will in the future rely on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

  CUSTOMER CONCENTRATION

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1997, a large portion of revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

  IMPLEMENTATION RISKS

     As characteristic of companies providing software solutions to the telecommunications industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. In some cases the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, should the Company's products not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the reputational harm resulting from product defects or implementation errors would be damaging to the Company. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

  INTERNATIONAL SALES

     Revenues outside of North America accounted for 78 percent of the Company's total revenues for the year ended December 31, 1997. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

  DEPENDENCE ON TELECOMMUNICATIONS CARRIERS; GOVERNMENT REGULATION

     Many of the Company's principal customers are major telecom carriers. Such companies operate within the telecom industry, which has recently been characterized by intense competition in the development of new technology, equipment, and customer services. The Company believes that large telecom carriers have become increasingly cautious in making significant capital expenditures, due in part to increased competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. These and other factors have in the past and may in the future cause such customers to experience significant fluctuations in capital expenditures for network management software solutions.

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

  COMPETITION

     The Company offers products and services in the evolving market for telecommunications OSS software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address network management needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete network management software solutions: development environments, turnkey applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution, greater name recognition, longer-standing relationships with customers than the Company and other resources. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

     While the Company believes that its products and trademarks and their use by customers does not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products or their use by customers infringe, or may infringe, the proprietary rights of such third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the numbers of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, including meritless claims, could result in costly, time-consuming litigation, and diversion of technical and management personnel. In the event any third party was to make a valid claim and a license was not made available on commercially reasonable terms, or if the Company was unable to develop non-infringing alternative technology, the Company's business, operating results, and financial condition could be materially adversely affected.

     In addition, certain of the Company's customers regard the solutions provided by the Company to be proprietary to such customers and may attempt to prohibit the Company from using or otherwise benefiting from certain of the advances made in developing such solutions. Although the Company intends to increasingly standardize its integration solutions through the use of object-oriented software products, there can be no assurance that the prohibition or restrictions imposed by certain customers on the use of certain intellectual property will not adversely affect the Company's business, operating results, and financial condition.

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

  DEPENDENCE ON KEY PERSONNEL

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has recently experienced changes in its executive management personnel. For example, the Company's current Chief Financial Officer joined the company in November 1997. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

  POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. In late September 1997, a class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The state actions allege violations of state securities laws during 1995 and 1996, and the federal action alleges violations of the federal securities laws. Management believes that the lawsuits are without merit and is contesting them.

  IMPACT OF YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Currently, the Company believes there are no material operational issues or costs associated with preparing its internal systems for the year 2000. There can be no assurance, however, that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party software and hardware technology. In addition, there can be no assurance that the Company's customers will have completed the same assessment of their internal systems.

     The Company believes that its products are fully Year 2000 compliant assuming four digit entries are acceptable to distinguish 21st century dates from 20th century dates. The Company's fifth release of OSP and the prior release, OSP 4.X, manage and manipulate dates greater than December 31, 1999, and will not cause an abnormal ending scenario within the application or result in the generation of incorrect values involving such dates. Additionally, the software will not allow errors or incorrect calculations caused by "wrapping" the century date, by failure to recognize the year 2000 as a leap year, or errors in computing dates. Currently, only the time module of OSP is time-dependent, and it can represent time to an upper limit of February 5, 2106.

     It is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain features and functionality considered necessary for its customers to be Year 2000 compliant.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is set forth under the captions "Proposal 1: Election of Directors," "Board Meetings, Committees, and Director Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and under the caption "Executive Officers of the Registrant" in Part I hereof, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is set forth under the caption "Executive Compensation" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is set forth under the caption "Security Ownership of Directors, Officers, and Principal Shareholders" in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1.  CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of TCSI are filed as part of this Report:

                                                                PAGE
                                                                ----
Report of Independent Auditors..............................    F-1
Consolidated Balance Sheets at December 31, 1997 and 1996...    F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996, and 1995.........................    F-3
Consolidated Statements of Shareholders' Equity for the
  years ended
  December 31, 1997, 1996, and 1995.........................    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996, and 1995.........................    F-5
Notes to Consolidated Financial Statements..................    F-6

     2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of TCSI Corporation is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI Corporation:

SCHEDULE                                                                  PAGE
--------                                                                  ----
   II     Valuation and Qualifying Accounts...........................    S-1

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  EXHIBITS

              EXHIBIT
              NUMBER                         DOCUMENT DESCRIPTION
              -------                        --------------------
               3.1       Restated Articles of Incorporation of the Company
                         incorporated herein by reference to Exhibit 3.1 of the
                         Company's Registration Statement No. 33-40872 on Form S-1
                         filed on May 29, 1991.
               3.2       Certificate of Amendment of the Restated Articles of
                         Incorporation of the Company, dated December 12, 1994,
                         incorporated herein by reference to Exhibit 3.2 of Form 10-K filed March 9, 1995.
               3.3       Amended By-laws of the Company incorporated herein by
                         reference to Exhibit 3.2 of the Company's Registration
                         Statement No. 33-40872 on Form S-1 filed on May 29, 1991.
              10.1#      Teknekron Communications Systems, Inc. 1991 Stock Incentive
                         Plan as amended Plans in February 28, 1992, incorporated
                         herein by reference to Exhibit 4 of the Company's
                         Registration which Statement No. 33-57540 on Form S-8 filed on January 28, 1993.
              10.2#      Amendment to Teknekron Communications Systems, Inc. 1991
                         Stock Incentive Plan, dated March 3, 1995, changing the name of the plan to TCSI Corporation 1991 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of Form
                         10-K filed March 9, 1995.
              10.3#      Amendments to TCSI Corporation 1991 Stock Incentive Plan,
                         dated December 8, 1995 and March 1, 1996, incorporated
                         herein by reference to Exhibit 10.3 of Form 10-K filed March
                         25, 1996.
              10.4       Teknekron Communications Systems, Inc. Equity Sharing Plan
                         restated as of May 17, 1991, incorporated herein by
                         reference to Exhibit 4 of the Company's Registration
                         Statement No. 33-41808 on Form S-8 filed on July 19, 1991.
              10.5       Amendment One to Teknekron Communications Systems, Inc.
                         Equity Sharing Plan dated January 4, 1993 incorporated
                         herein by reference to Exhibit 10.4 of Form 10-K filed March
                         26, 1993.
              10.6       Amendment to Teknekron Communications Systems, Inc. Equity
                         Sharing Plan, dated March 3, 1995, changing the name of the plan to TCSI Corporation Equity Sharing Plan, incorporated herein by reference to Exhibit 10.5 of Form 10-K filed March
                         9, 1995.
              10.7       Form of Indemnity Agreement between the Company and each of its directors and officers incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement No.
                         33-40872 on Form S-1 filed on May 29, 1991.
              10.8       Form of specimen, TCSI Corporation Equity Sharing Plan
                         Non-Qualified Notice of Grant of Stock Options and Grant
                         Agreement and Annex I (attached thereto), dated March 3,
                         1995, incorporated herein by reference to Exhibit 10.10 of
                         Form 10-K filed March 9, 1995.
              10.9       Form of specimen, Teknekron Communications Systems, Inc.
                         Equity Sharing Plan Amended Option Agreement, dated as of
                         January 4, 1993, incorporated herein by reference to Exhibit
                         10.14 of Form 10-K filed March 26, 1993.
              10.10#     Form of specimen, TCSI Corporation 1991 Stock Incentive Plan
                         Notice of Grant of Stock Options and Grant Agreement and
                         Annex I (attached thereto), dated March 3, 1995,
                         incorporated herein by reference to Exhibit 10.12 of Form
                         10-K filed March 9, 1995.

---------------

#  Plans in which executive officers participate.

              EXHIBIT
              NUMBER                         DOCUMENT DESCRIPTION
              -------                        --------------------
              10.11#     Form of specimen, amendment to TCSI Corporation 1991 Stock
                         Incentive Plan, dated December 6, Filed 1996, changing
                         eligible participants, repricing and transferability of
                         options, and approval of herewith. material amendments,
                         incorporated herein by reference to Exhibit 10.13 of Form
                         10-K filed March 27, 1997.
              10.12#     Form of specimen, amendment to TCSI Corporation 1991 Stock
                         Incentive Plan, dated May 30, 1997, increasing the maximum number of options which may be awarded in a fiscal year
                         incorporated herein by reference to Exhibit 10.30 of Form
                         10-Q filed November 13, 1997.
              10.13      Lease between Mitsubishi Estate Housing Co. and the Company dated December 27, 1993, concerning lease of the Company's facilities at 15-1, Jinnan 1-Chome, Shibuya-ku, Tokyo,
                         Japan, incorporated by reference to Exhibit 10.12 of Form
                         10-K filed March 28, 1994.
              10.14      Description of ongoing Incentive Bonus Program and form of standard letter of agreement entered into between the
                         Company and Ram A. Banin, Ph.D., incorporated herein by
                         reference to Exhibit 10.2 of Form 10-K filed March 9, 1995.
              10.15      Lease between Browning-Ferris Industries of California, Inc.
                         and the Company, dated December 16, 1994, concerning the
                         lease of the Company's facilities located at 150 Almaden
                         Blvd., Suite 850, San Jose, California, incorporated herein by reference to Exhibit 10.15 of Form 10-K filed March 9,
                         1995.
              10.16      Lease between Browning-Ferris Industries of California, Inc.
                         and the Company, dated December 16, 1994, concerning the
                         lease of the Company's facilities located at 150 Almaden
                         Blvd., Suite 800 and 900, San Jose, California, incorporated herein by reference to Exhibit 10.16 of Form 10-K filed
                         March 9, 1995.
              10.17      Lease between JMB/San Jose Associates and the Company, dated
                         January 31, 1996, concerning lease of the Company's
                         facilities located at 150 Almaden Blvd., Fifth Floor, San
                         Jose, California, incorporated herein by reference to
                         Exhibit 10.21 of Form 10-K filed March 25, 1996.
              10.18      TCSI 1994 Board of Directors Option Plan, dated as of
                         December 2, 1994, incorporated herein by reference to
                         Exhibit 4 of the Company's Registration Statement No.
                         33-98842 on Form S-8 filed on October 27, 1995.
              10.19      Amendment to TCSI 1994 Board of Directors Option Agreement,
                         dated December 6, 1996, changing eligibility of outside
                         directors to receive equity securities under an employee
                         benefit plan, transferability of options, and approval of
                         material amendments, incorporated herein by reference to
                         Exhibit 10.20 of Form 10-K filed March 27, 1997.
              10.20      Form of specimen, TCSI 1994 Board of Directors Option
                         Agreement, dated as of December 2, 1994, incorporated herein by reference to Exhibit 10.18 of Form 10-K filed March 9,
                         1995.
              10.21      Lease between Cow Holdings Limited and the Company, dated
                         July 25, 1996, concerning lease of Company's facilities
                         located at 8605 Westwood Center Dr., Vienna, Virginia,
                         incorporated herein by reference to Exhibit 10.23 of Form
                         10-K filed March 27, 1997.
              10.22*     Amendment to lease between White Pearl Investment Company
                         (former landlord: Cow Holdings Limited) and the Company,
                         dated December 19, 1997, changing the landlord and
                         terminating the lease effective December 19, 1997.

---------------

#  Plans in which executive officers participate.
*   Filed herewith.

              EXHIBIT
              NUMBER                         DOCUMENT DESCRIPTION
              -------                        --------------------
              10.23      Sublease between Computer Associates International, Inc. and the Company, dated July 12, 1996, concerning the lease of
                         Company's facilities located at 1080 Marina Village Parkway,
                         Alameda, California, incorporated herein by reference to
                         Exhibit 10.24 of Form 10-K filed March 27, 1997.
              10.24      Lease between Tricoho, Ltd. and the Company, dated July 22,
                         1996, concerning lease of Company's facilities located at
                         15851 Dallas Parkway, Suite 367, Dallas, Texas, incorporated herein by reference to Exhibit 10.25 of Form 10-K filed
                         March 27, 1997.
              10.25*     Sublease between Innovative Managed Care Systems, Inc. and the Company, dated March 7, 1997, concerning the sublease of the Company's facilities located at 15851 Dallas Parkway,
                         Suite 367, Dallas, Texas.
              10.26#     Form of specimen, TCSI Employee Stock Purchase Plan, dated
                         January 19, 1997 incorporated herein by reference to Exhibit
                         10.26 of Form 10-K filed March 27, 1997.
              10.27#*    Amendment to TCSI Employee Stock Purchase Plan, dated
                         December 5, 1997, amending the maximum number of shares an employee may purchase in an offering.
              10.28      Arrangements with Executive Officer, dated May 1, 1992 and
                         Amendment to Employment Agreement, dated June 11, 1997
                         incorporated herein by reference to Exhibit 10.27 of Form
                         10-Q filed August 14, 1997.
              10.29      Arrangements with Executive Officer, Employment Agreement, dated December 20, 1993 incorporated herein by reference to
                         Exhibit 10.28 of Form 10-Q filed August 14, 1997.
              10.30      Arrangements with Executive Officer, Termination Agreement, dated July 31, 1997 incorporated herein by reference to
                         Exhibit 10.29 of Form 10-Q filed August 14, 1997.
              10.31*     Lease between Kenburgh Land and Properties Limited and the
                         Company, dated February 14, 1997, concerning the lease of
                         the Company's facilities located at First Floor Suffolk
                         House, Fordham Road, Newmarket, United Kingdom.
              23.1*      Consent of Independent Auditors

---------------

#  Plans in which executive officers participate.
*   Filed herewith.

(b) Reports on Form 8-K in the fourth quarter of 1997:

       (i) Press Release dated December 15, 1997, "NEC and TCSI Announce New Venture; NEC and TCSI Open Facility to Develop Telecom Network Management Solutions"

      (ii) Press Release dated December 11, 1997, "Italtel and TCSI Expand Partnership in European Marketplace; Significant New Order Received for TCSI's SolutionCore from Italy's Largest Equipment Supplier"

      (iii) Press Release dated December 9, 1997, "TCSI Announces New Chief Financial Officer"

      (iv) Press Release dated December 9, 1997, "TCSI Hires New Vice President of Product Development"

       (v) Press Release dated October 28, 1997, "TCSI's Flagship Product Breaks New Ground; TCSI Keeps Delivering Enhancements to SolutionCore, the Most Advanced Widely Deployed Network Management Platform"

      (vi) Press Release dated October 15, 1997, "TCSI Corporation Reports Third Quarter Results"

      (vii) Press Release dated October 15, 1997, "TCSI Unveils Flow-Through Provisioning Capability in its Broadband SolutionSuite; Leading Telecom Software Company Adds New Level of Automation to Broadband Product Portfolio"

     (viii) Press Release dated October 2, 1997, "TCSI Teams With Unidata, Inc. to Provide Advanced Telecom Software Solutions; TCSI's SolutionCore First to Offer Relational Database and Object-Oriented Database Support"

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TCSI Corporation
                                   (Registrant)

     March 11, 1998                /s/ RAM A. BANIN
                                   --------------------------------------------------------
                                   Ram A. Banin, Ph.D., Chief Executive Officer
                                   (Principal Executive Officer)

     March 11, 1998                /s/ ARTHUR H. WILDER
                                   --------------------------------------------------------
                                   Arthur H. Wilder, Chief Financial Officer, Secretary,
                                   and Treasurer
                                   (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     March 11, 1998                /s/ JOHN C. BOLGER
                                   --------------------------------------------------------
                                   John C. Bolger, Chairman of the Board of Directors

     March 11, 1998                /s/ RAM A. BANIN
                                   --------------------------------------------------------
                                   Ram A. Banin, Director

     March 11, 1998                /s/ NORMAN E. FRIEDMANN
                                   --------------------------------------------------------
                                   Norman E. Friedmann, Ph.D., Director

     March 11, 1998                /s/ WILLIAM A. HASLER
                                   --------------------------------------------------------
                                   William A. Hasler, Director

     March 11, 1998                /s/ DAVID G. MESSERSCHMITT
                                   --------------------------------------------------------
                                   David G. Messerschmitt, Ph.D., Director

     March 11, 1998                /s/ HARVEY E. WAGNER
                                   --------------------------------------------------------
                                   Harvey E. Wagner, Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

San Francisco, California
January 27, 1998

                                TCSI CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $33,566    $30,880
  Investments in marketable securities......................   20,301     14,352
  Receivables...............................................   11,803     13,480
  Other receivables.........................................      682      2,042
  Deferred income taxes.....................................    2,164      2,178
  Other current assets......................................      925      2,308
                                                              -------    -------
          Total current assets..............................   69,441     65,240
Furniture, equipment, and leasehold improvements, net.......   10,165      9,234
Non-current investments in marketable securities............    1,600      7,375
Non-current deferred income taxes...........................    2,297      5,000
Other non-current assets....................................      728      1,284
                                                              -------    -------
          Total assets......................................  $84,231    $88,133
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accruals.......................  $ 2,410    $ 7,263
  Accrued compensation and related costs....................    2,880      4,705
  Deferred revenue..........................................    3,640        958
  Income taxes..............................................    1,153      1,597
                                                              -------    -------
          Total current liabilities.........................   10,083     14,523
                                                              -------    -------
Commitments (Note 9)
Shareholders' equity:
  Preferred shares, $0.01 par value; 5,000 shares
     authorized; none outstanding...........................       --         --
  Common shares, $0.10 par value; 75,000 shares authorized;
     22,136 shares issued and outstanding -- 1997
     (21,219 -- 1996).......................................    2,214      2,122
  Additional paid-in capital................................   49,133     45,939
  Accumulated foreign currency translation adjustments......     (234)        --
  Unrealized gains on investments in marketable
     securities.............................................      108         --
  Retained earnings.........................................   22,927     25,549
                                                              -------    -------
          Total shareholders' equity........................   74,148     73,610
                                                              -------    -------
          Total liabilities and shareholders' equity........  $84,231    $88,133
                                                              =======    =======

                            See accompanying notes.

                                TCSI CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Revenues:
  Services..................................................  $33,970    $42,733    $43,790
  Software licensing fees...................................    5,608     10,230     11,572
                                                              -------    -------    -------
          Total services and licensing fees.................   39,578     52,963     55,362
  Equipment, non-telecom....................................       --      7,270         --
                                                              -------    -------    -------
          Total revenues....................................   39,578     60,233     55,362
                                                              -------    -------    -------
Costs, expenses, and special items:
  Services..................................................   21,071     28,773     24,945
  Equipment, non-telecom....................................       --      6,810         --
  Product development.......................................    5,932      6,642         --
  Selling, general, and administrative......................   18,563     25,010     19,498
  Non-recurring special items, net..........................    1,088     (4,587)        --
                                                              -------    -------    -------
          Total costs, expenses, and special items..........   46,654     62,648     44,443
                                                              -------    -------    -------
Income (loss) from operations...............................   (7,076)    (2,415)    10,919
Gain on sale of investment in common stock..................       --        585         --
Interest income.............................................    3,104      2,276        982
                                                              -------    -------    -------
Income (loss) before income taxes...........................   (3,972)       446     11,901
Provision for (benefit from) income taxes...................   (1,350)       152      3,831
                                                              -------    -------    -------
Net income (loss)...........................................  $(2,622)   $   294    $ 8,070
                                                              =======    =======    =======
Earnings (loss) per share (EPS) -- Basic....................  $ (0.12)   $  0.01    $  0.45
                                                              =======    =======    =======
Shares used in calculation of EPS -- Basic..................   21,638     20,515     18,069
                                                              =======    =======    =======
Earnings (loss) per share (EPS) -- Diluted..................  $ (0.12)   $  0.01    $  0.42
                                                              =======    =======    =======
Shares used in calculation of EPS -- Diluted................   21,638     21,542     19,224
                                                              =======    =======    =======

                            See accompanying notes.

                                TCSI CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                    COMMON SHARES                  ACCUMULATED    UNREALIZED
                                   ----------------                  FOREIGN       GAINS ON
                                   NUMBER             ADDITIONAL    CURRENCY      INVESTMENTS                   TOTAL
                                     OF                PAID-IN     TRANSLATION   IN MARKETABLE   RETAINED   SHAREHOLDERS'
                                   SHARES    AMOUNT    CAPITAL     ADJUSTMENTS    SECURITIES     EARNINGS      EQUITY
                                   -------   ------   ----------   -----------   -------------   --------   -------------
Balances at December 31, 1994....  17,696    $1,770    $ 4,837        $  --          $ --        $17,185       $23,792
  Net income.....................      --       --          --           --            --          8,070         8,070
  Proceeds from exercise of
    options......................     996       99       3,979           --            --             --         4,078
  Tax benefits from exercise of
    options......................      --       --       2,096           --            --             --         2,096
  Repurchase of common shares....     (90)      (9)       (651)          --            --             --          (660)
                                   ------    ------    -------        -----          ----        -------       -------
Balances at December 31, 1995....  18,602    1,860      10,261           --            --         25,255        37,376
  Net income.....................      --       --          --           --            --            294           294
  Proceeds from exercise of
    options......................   1,117      112       3,586           --            --             --         3,698
  Tax benefits from exercise of
    options......................      --       --       2,570           --            --             --         2,570
  Deferred tax benefits from
    exercise of options..........      --       --       3,827           --            --             --         3,827
  Issuance of common shares, net
    of offering costs -- March
    1996.........................   1,500      150      25,695           --            --             --        25,845
                                   ------    ------    -------        -----          ----        -------       -------
Balances at December 31, 1996....  21,219    2,122      45,939           --            --         25,549        73,610
  Net loss.......................      --       --          --           --            --         (2,622)       (2,622)
  Proceeds from exercise of
    options......................     829       83       2,692           --            --             --         2,775
  Proceeds from employee stock
    purchase plan................      88        9         502           --            --             --           511
  Unrealized gains on investments      --       --          --           --           108             --           108
  Foreign currency translation
    adjustments..................      --       --          --         (234)           --             --          (234)
                                   ------    ------    -------        -----          ----        -------       -------
Balances at December 31,1997.....  22,136    $2,214    $49,133        $(234)         $108        $22,927       $74,148
                                   ======    ======    =======        =====          ====        =======       =======

                            See accompanying notes.

                                TCSI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997       1996      1995
                                                              -------   --------   -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(2,622)  $    294   $ 8,070
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    4,244      4,240     1,682
  Deferred income taxes.....................................   (1,110)      (157)     (385)
  Changes in:
     Receivables............................................    1,677      4,140    (9,145)
     Other current assets...................................    2,205        497    (2,279)
     Accounts payable and other accruals....................   (2,282)       687       820
     Accrued compensation and related costs.................   (1,825)      (118)    1,127
     Deferred revenue.......................................    2,682       (162)     (145)
     Income taxes...........................................    3,383     (2,561)      (80)
                                                              -------   --------   -------
          Net cash provided by (used in) operating
            activities......................................    6,352      6,860      (335)
                                                              -------   --------   -------
INVESTING ACTIVITIES
Capital expenditures........................................   (7,208)    (7,548)   (5,373)
Purchase of marketable securities...........................  (21,566)   (35,907)   (3,743)
Maturity and sale of marketable securities..................   21,500     19,261    17,194
Decrease (increase) in other non-current assets.............      556       (845)        9
                                                              -------   --------   -------
          Net cash provided by (used in) investing
            activities......................................   (6,718)   (25,039)    8,087
                                                              -------   --------   -------
FINANCING ACTIVITIES
Issuance of common shares...................................       --     25,845        --
Proceeds from exercise of options...........................    2,775      3,698     4,078
Proceeds from employee stock purchase plan..................      511         --        --
Tax benefits from exercise of options.......................       --      2,570     2,096
Repurchase of common shares.................................       --         --      (660)
                                                              -------   --------   -------
          Net cash provided by financing activities.........    3,286     32,113     5,514
                                                              -------   --------   -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................     (234)        --        --
                                                              -------   --------   -------
Net increase in cash and cash equivalents...................    2,686     13,934    13,266
Cash and cash equivalents at beginning of year..............   30,880     16,946     3,680
                                                              -------   --------   -------
Cash and cash equivalents at end of year....................  $33,566   $ 30,880   $16,946
                                                              =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refund received) for income taxes, net...........  $(3,624)  $    353   $ 2,200
                                                              =======   ========   =======

                            See accompanying notes.

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Revenues

     The Company provides its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenue for services is generally recognized on a percentage-of-completion basis as work is performed. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables. The Company recognizes revenue from software licensing fees only after delivery and installation of software products and if there are no remaining significant post-installation obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis. The Company's revenue recognition policy is in accordance with the provisions of the American Institute of Certified Public Accountant's ("AICPA") Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1").

     In October 1997, the AICPA issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company will be required to adopt this standard in its first quarter of 1998 and restatement of prior financial statements is prohibited. SOP 97-2 supersedes SOP 91-1, and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Detailed implementation guidelines have not yet been issued. The Company believes that the implementation guidelines could result in changes to the Company's revenue recognition policies and procedures, which could have a material adverse effect on the Company's revenues and operating results.

  Stock Based Compensation

     During 1996, the Company implemented the provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation". The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

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

                                TCSI CORPORATION

  Per Share Information

     As a result of FASB No. 128 "Earnings Per Share" which was issued in February 1997, earnings (loss) per share is computed using two different methods, basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed using only the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The potential shares resulting from the assumed exercise of the employee stock options are not included in the diluted earnings (loss) per share calculation in 1997 as their effect is anti-dilutive. All net income (loss) per share amounts presented have been stated to conform to FAS 128 requirements, where appropriate.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                 1997       1996       1995
                                                -------    -------    -------
Numerator:
  Net income (loss) -- numerator for basic and
     diluted earnings (loss) per share........  $(2,622)   $   294    $ 8,070
                                                =======    =======    =======
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares.........   21,638     20,515     18,069
  Effect of dilutive securities:
     Employee stock options...................       --      1,027      1,155
                                                -------    -------    -------
Denominator for diluted earnings (loss) per
  share -- adjusted weighted average shares...   21,638     21,542     19,224
                                                =======    =======    =======
Basic earnings (loss) per share...............  $ (0.12)   $  0.01    $  0.45
                                                =======    =======    =======
Diluted earnings (loss) per share.............  $ (0.12)   $  0.01    $  0.42
                                                =======    =======    =======

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

  Reclassifications

     Certain 1996 and 1995 balances have been reclassified to conform to current year presentation.

                                TCSI CORPORATION

 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

     The Company accounts for its marketable securities under Statement of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Investments not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, determined by quoted market prices, with the unrealized gains and losses, net of tax, included in shareholders' equity. Realized and unrealized gains and losses from investments have been insignificant to the results of operations and financial position of the Company. Total cash and cash equivalents and investments in marketable securities at December 31 are as follows:

                                                            1997       1996
                                                           -------    -------
Cash in banks............................................  $ 6,968    $ 5,827
Held-to-maturity securities:
  Obligations of states and political subdivisions.......   11,800      6,800
  Debt securities of U.S. companies......................   13,844     14,483
  U.S. Treasury securities and obligations of U.S.
     government agencies.................................       --      2,000
                                                           -------    -------
                                                            25,644     23,283
                                                           -------    -------
Available-for-sale securities:
  Obligations of states and political subdivisions.......       --      1,900
  Debt securities of U.S. companies......................   17,663     18,121
  U.S. Treasury securities and obligations of U.S.
     government agencies.................................    5,084      3,476
  Unrealized gains.......................................      108         --
                                                           -------    -------
                                                            22,855     23,497
                                                           -------    -------
                                                           $55,467    $52,607
                                                           =======    =======

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. All of the Company's securities have stated maturities of two years or less. The Company's cash flows relating to the purchases and maturities of its marketable securities for the years ended December 31 are as follows:

                                                     1997      1996      1995
                                                    -------   -------   -------
Purchase of marketable securities:
  Investments held-to-maturity....................  $14,129   $18,795   $ 3,743
  Investments available-for-sale..................    7,437    17,112        --
                                                    -------   -------   -------
                                                    $21,566   $35,907   $ 3,743
                                                    =======   =======   =======
Maturity and sale of marketable securities:
  Investments held-to-maturity....................  $17,600   $10,540   $17,194
  Investments available-for-sale:
     Maturities...................................       --     1,950        --
     Sales........................................    3,900     6,771        --
                                                    -------   -------   -------
                                                    $21,500   $19,261   $17,194
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

     Receivables at December 31 are as follows:

                                                            1997       1996
                                                           -------    -------
Billed receivables.......................................  $10,366    $10,433
Unbilled receivables.....................................    1,837      3,447
Reserve for doubtful accounts............................     (400)      (400)
                                                           -------    -------
                                                           $11,803    $13,480
                                                           =======    =======

 4. MAJOR CUSTOMERS AND REVENUES BY GEOGRAPHIC AREA

     For the year ended December 31, 1997, the Company had one customer that represented 27 percent of revenues and two customers that each represented approximately 11 percent of revenues (1996-two customers, each representing 16 percent of revenues; 1995-one customer, representing 14 percent of revenues). No other customers represented more than 10 percent of revenues in these periods.

     Revenues for the years ended December 31 were derived from customers based in the following geographic areas:

                                                 1997       1996       1995
                                                -------    -------    -------
North America.................................  $ 8,555    $36,032    $37,724
Asia Pacific..................................   21,474     17,206     12,389
Europe........................................    9,549      6,995      5,249
                                                -------    -------    -------
                                                $39,578    $60,233    $55,362
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

                                                           1997        1996
                                                         --------    --------
Computer and office equipment..........................  $ 14,814    $ 12,856
Furniture and fixtures.................................     3,613       3,307
Leasehold improvements.................................     6,660       4,194
                                                         --------    --------
                                                           25,087      20,357
Less accumulated depreciation and amortization.........   (14,922)    (11,123)
                                                         --------    --------
                                                         $ 10,165    $  9,234
                                                         ========    ========

     In 1996, leasehold improvements were reduced by $1,400 as a result of allowances due from the Company's landlords. In addition, this balance contains $2,200 for accrued expenditures that were not yet paid as of December 31, 1996. These amounts are non-cash transactions and, accordingly, are not included in the Company's Consolidated Statement of Cash Flows for 1996. In 1997, the Company received all allowances due from its landlords and paid all amounts owed for accrued expenses at the end of 1996.

                                TCSI CORPORATION

 6. EMPLOYEE PROFIT SHARING/401(K) PLAN AND STOCK OPTION PLANS

  Profit Sharing/401(k)

     Eligible employees can contribute amounts to the Company's Profit Sharing/401(k) Plan (the Plan) via payroll withholding subject to certain limitations. The Company matches contributions by plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to income under the Plan in 1997 were $725 (1996 -- $637; 1995 -- $616).

  Equity Sharing Plan

     The Equity Sharing Plan (Equity Plan) authorizes up to 2.6 million common shares for the granting of options to employees and consultants. The Equity Plan provides for issuance of incentive options at an exercise price of not less than 100 percent of fair value at the time of grant. As provided by the Equity Plan, all ungranted options expired March 1, 1996; accordingly, no shares are available for grant at December 31, 1997.

     Information regarding the Equity Plan is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                                    EXERCISE PRICE    OPTION SHARES
                                                    --------------    -------------
Outstanding at December 31, 1994..................      $ 3.91            1,851
  Granted.........................................        8.51               30
  Exercised.......................................        4.87             (712)
  Options canceled and available for re-grant.....        3.99             (110)
                                                                          -----
Outstanding at December 31, 1995..................        3.34            1,059
  Granted.........................................       13.06              134
  Exercised.......................................        3.78             (588)
  Options canceled and available for re-grant.....        6.18              (77)
                                                                          -----
Outstanding at December 31, 1996..................        5.05              528
  Exercised.......................................        2.41             (354)
  Options canceled................................       12.49             (137)
                                                                          -----
Outstanding at December 31, 1997..................      $ 2.97               37
                                                                          =====
Exercisable at December 31, 1997..................      $ 2.97               37
                                                                          =====

                                               OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                     ---------------------------------------    ------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING
            RANGE OF                           CONTRACTUAL       WEIGHTED                    WEIGHTED
            EXERCISE                              LIFE           AVERAGE                     AVERAGE
             PRICES                  NUMBER      (YEARS)      EXERCISE PRICE    NUMBER    EXERCISE PRICE
            --------                 ------    -----------    --------------    ------    --------------
$2.17 - 3.90.....................      37          1.0            $2.97           37          $2.97
                                       --                                         --
                                       37                                         37
                                       ==                                         ==

     The weighted average grant date fair value of options granted during 1996 and 1995 was $13.86 and $5.57 per share, respectively.

  1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan (Stock Plan) authorizes up to 3.0 million common shares for the granting of options or restricted shares to employees, directors, and consultants. The Stock Plan provides for issuance of incentive options at an exercise price per share of not less than 100 percent of fair value at the time of the

                                TCSI CORPORATION
grant. The Stock Plan also provides for issuance of nonstatutory options and restricted stock awards at any price as determined by the 1991 Stock Incentive Plan Committee. Options granted under the Stock Plan generally have a term of up to six years from the date of the grant and are exercisable to the extent vested. The option term and vesting schedule is established by the 1991 Stock Incentive Plan Committee at the date of grant. No grants of restricted stock have been issued under the Stock Plan.

     In 1996, the Company's shareholders approved an amendment to the Stock Plan which increased the number of common shares reserved for option grants to 7.5 million. Beginning January 1, 1997, the number of options eligible to be granted under the Stock Plan automatically increases by 0.75 million each year.

     Information regarding the 1991 Stock Incentive Plan is as follows:

                                                       WEIGHTED
                                                       AVERAGE
                                                    EXERCISE PRICE    OPTION SHARES
                                                    --------------    --------------
Outstanding at December 31, 1994..................      $ 3.46             1,688
  Granted.........................................        8.35             1,226
  Exercised.......................................        2.85              (284)
  Options canceled and available for re-grant.....        4.98              (188)
                                                                          ------
Outstanding at December 31, 1995..................        5.73             2,442
  Granted.........................................       16.47               970
  Exercised.......................................        3.48              (529)
  Options canceled and available for re-grant.....       10.06              (439)
                                                                          ------
Outstanding at December 31, 1996..................        9.61             2,444
  Granted.........................................        6.04             3,330
  Exercised.......................................        4.15              (475)
  Options canceled and available for re-grant.....       11.55            (1,807)
                                                                          ------
Outstanding at December 31, 1997..................      $ 5.99             3,492
                                                                          ======
Exercisable at December 31, 1997..................      $ 5.09               442
                                                                          ======
Options available for grant at December 31,                                3,454
  1997............................................
                                                                          ======

                                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                   --------------------------------------   -----------------------
                                              WEIGHTED
                                              AVERAGE
                                             REMAINING        WEIGHTED                  WEIGHTED
            RANGE OF                        CONTRACTUAL       AVERAGE                   AVERAGE
         EXERCISE PRICE            NUMBER   LIFE (YEARS)   EXERCISE PRICE   NUMBER   EXERCISE PRICE
         --------------            ------   ------------   --------------   ------   --------------
$ 2.17 -  5.00...................    283        1.3            $ 3.43        279         $ 3.43
  5.01 - 10.00...................  3,202        5.2              6.19        160           7.81
 10.01 - 15.00...................      4        4.2             11.15          2          11.81
 15.01 - 22.58...................      3        4.6             20.46          1          20.47
                                   -----                                     ---
                                   3,492                                     442
                                   =====                                     ===

     The weighted average grant date fair value of options granted during 1997, 1996, and 1995 was $3.70, $11.14, and $5.63 per share, respectively.

                                TCSI CORPORATION

  1994 Outside Directors Stock Option Plan

     In 1995, the Company's shareholders approved the 1994 Outside Directors Stock Option Plan (Directors Plan) which authorizes up to 300,000 common shares for options to non-employee directors. Each eligible director is granted options to purchase approximately 31,500 shares upon appointment or election to the Board of Directors. Each year, current directors are granted options to purchase an additional six thousand shares. Options vest monthly over a three-year period. At December 31, 1997, the weighted average contractual life of options outstanding is 3.4 years and the range of exercise prices is $6.26 to $10.75.

     Information regarding the Director's Plan is as follows:

                                                   WEIGHTED
                                                   AVERAGE
                                                EXERCISE PRICE    OPTION SHARES
                                                --------------    -------------
Outstanding at December 31, 1994..............      $ 6.40              56
  Granted.....................................       10.75              30
                                                                       ---
Outstanding at December 31, 1995..............        7.93              86
  Granted.....................................        8.75              30
                                                                       ---
Outstanding at December 31, 1996..............        8.14             116
  Granted.....................................        6.26              24
  Options cancelled and available for
     re-grant.................................        7.32             (44)
                                                                       ---
Outstanding at December 31, 1997..............      $ 8.04              96
                                                                       ===
Exercisable at December 31, 1997..............      $ 8.24              48
                                                                       ===

     The weighted average grant date fair value of options granted during 1997, 1996, and 1995 was $3.78, $5.40, and $6.92 per share, respectively.

  Stock-Based Compensation and Pro-forma Information

     Under provisions of FASB No. 123, the Company is required to disclose the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. A weighted-average expected life of the option of 4 years and no dividend yield was assumed.

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

     The Company is also required to present pro-forma information as if provisions of FASB Statement No. 123 had been implemented as of January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of adjustments made to obtain pro-forma income (loss) and earnings (loss) per share is not expected to be indicative of the

                                TCSI CORPORATION
effect on future periods' pro-forma results. The Company's pro forma information for the years ended December 31 are as follows:

                                                  1997       1996       1995
                                                 -------    -------    ------
Net income (loss)..............................  $(6,508)   $(2,968)   $7,019
                                                 =======    =======    ======
Earnings (loss) per share -- Basic.............  $ (0.30)   $ (0.14)   $ 0.39
                                                 =======    =======    ======
Earnings (loss) per share -- Diluted...........  $ (0.30)   $ (0.14)   $ 0.38
                                                 =======    =======    ======

Expected volatility............................    0.957      0.978     0.978
                                                 =======    =======    ======
Risk-free interest rate........................    6.38%      6.60%     6.60%
                                                 =======    =======    ======

  Employee Stock Purchase Plan

     In December 1996, the Company's Board of Directors (Board) approved the Employee Stock Purchase Plan (Purchase Plan) under section 423 of the Internal Revenue Code and reserved 500,000 shares of Company common stock for issuance under this plan. The number of shares available under the Purchase Plan will increase annually by the lesser of 100,000 shares, one percent of the Company's outstanding shares, or an amount determined by the Board. All employees, as defined by the Purchase Plan, may contribute up to 15 percent of their compensation to purchase shares of the Company's common stock at the lesser of 85 percent of the fair market value at the beginning or end of each six month offering period. The offering periods commence each February and August. During the year ended December 31, 1997, 87,504 shares of common stock were issued under the Purchase Plan.

  Option Repricing

     In January 1997, the Company's Board of Directors approved the repricing of
1.1 million options granted under the 1991 Stock Incentive Plan. All employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair value of the related common shares as of January 28, 1997). These options generally vest 50 percent in January 1998 and 25 percent each in January 1999 and January 2000. These options are included in the appropriate option activity schedule as cancellations and subsequent grants.

                                TCSI CORPORATION

 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows using the liability method:

                                                              1997      1996
                                                             ------    ------
Current deferred tax assets:
  Revenue differences related to timing....................  $1,555    $1,212
  Other accrued items......................................     320       966
                                                             ------    ------
Net current deferred tax asset.............................   1,875     2,178
Net operating loss carry forward...........................   1,532        --
Benefit of operating loss carry forward relating to stock
  option exercises.........................................      --     3,827
Benefit of credit carry forward............................     852       852
Depreciation...............................................     202       321
                                                             ------    ------
Net deferred tax asset.....................................  $4,461    $7,178
                                                             ======    ======

     The current and deferred provisions (benefit) for income taxes for the years ended December 31 are as follows:

                                                    1997      1996      1995
                                                   -------    -----    ------
Current:
  Federal........................................  $  (656)   $(640)   $2,759
  State..........................................       --       97     1,019
  Foreign........................................      416      852       438
                                                   -------    -----    ------
                                                      (240)     309     4,216
                                                   -------    -----    ------
Deferred:
  Federal........................................     (994)    (136)     (336)
  State..........................................     (116)     (21)      (49)
                                                   -------    -----    ------
                                                    (1,110)    (157)     (385)
                                                   -------    -----    ------
                                                   $(1,350)   $ 152    $3,831
                                                   =======    =====    ======

     Deferred income tax asset balances also increased in 1996 and decreased in 1997 as a result of deferred taxes related to stock option exercises. These amounts are not reflected in the deferred provisions as they are charged directly to additional paid-in capital.

     The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate for the years ended December 31 as follows:

                                                         1997    1996    1995
                                                         ----    ----    ----
Federal statutory rate.................................   (34)%   34%     34%
State taxes, net of federal............................    (3)     5       5
Tax exempt interest....................................    (5)   (10)     (2)
Foreign taxes..........................................     7     --      --
Other items............................................     1      5      (5)
                                                         ----    ---      --
Income tax provision (benefit).........................   (34)%   34%     32%
                                                         ====    ===      ==

                                TCSI CORPORATION

     At December 31, 1997, the Company had a net operating loss carry forward for federal income tax purposes of approximately $4,346 and a foreign tax credit carry forward of approximately $850 which expire in the years 2012 and 2001, respectively.

     Realization of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards. At December 31, 1997, there was no valuation allowance for net deferred tax assets based on management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax asset. However, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

 8. FOREIGN CURRENCY TRANSLATION

     The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to long term assets and liabilities located outside the United States are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. Through 1997, such transaction gains and losses have not been significant.

 9. COMMITMENTS

     The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense on these leases during the year ended December 31, 1997 was $2,198 (1996-$2,270; 1995-$1,591). Future
minimum lease payments on noncancelable operating leases for the years ending December 31 are as follows:

1998...............................  $ 2,289
1999...............................    2,272
2000...............................    1,554
2001...............................    1,535
2002 and beyond....................    4,410
                                     -------
                                     $12,060
                                     =======

10. LEGAL PROCEEDINGS

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995-September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. Plaintiffs are scheduled to file a second amended complaint on or about April 6, 1998.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated

                                TCSI CORPORATION

California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint.

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants filed a motion to dismiss the Copperstone Federal Action.

     On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996, asserting that TCSI breached certain representations and warranties in connection with the licensing of its embedded software product lines to Atmel Corporation. Pursuant to the Purchase Agreement, $1,000,000 of the sale price was escrowed to be available for claims arising from the transaction. Recently, Atmel has asserted that its damages exceed $3,000,000. Management disputes this claim and intends to commence proceedings to obtain the release of the $1,000,000 escrow fund, which was classified with cash and cash equivalents in the accompanying balance sheets.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operation or cash flows in a particular period.

11. NON-RECURRING SPECIAL ITEMS

     The Company incurred a charge to operations of $1.1 million in the first two quarters of 1997 resulting from adjustments to the market-value of equipment held for resale related to the termination of a transportation contract in the third quarter of 1996. The Company concluded the sale of the equipment in the third quarter of 1997. Related to this same agreement, in the third quarter of 1996, the Company recorded a charge of approximately $3.3 million to cover the costs related to the termination of this agreement. The customer paid the Company approximately $5.3 million to terminate the agreement.

     As part of the Company's strategy to focus on its core telecom operations, in November 1996, the Company licensed its embedded wireless technology and related product lines to Atmel Corporation (Atmel) in exchange for Atmel common stock valued at $10.0 million. In the fourth quarter of 1996, the Company recorded a gain on this licensing of its technology, net of transaction costs and project commitments, totaling $7.9 million.

     In December 1996, the Company sold the Atmel stock at a price of $32.42 per share which resulted in the Company recording a gain on the sale of its investment in common stock totaling approximately $600. Revenue from services and software licensing fees related to wireless products employing this technology amounted to approximately $7,400 and $11,600 for 1996 and 1995, respectively.

                                TCSI CORPORATION

12. UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for 1997 and 1996 are summarized as follows:

                                                          1997 QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Services............................   $ 7,803     $ 9,055       $  9,239         $ 7,873
  Software licensing fees.............     2,031         449            518           2,610
                                         -------     -------       --------         -------
          Total revenues..............  9,834...       9,504          9,757          10,483
Costs, expenses, and special items:
  Services............................     5,143       5,139          5,617           5,172
  Product development.................     1,452       1,361          1,408           1,711
  Selling, general, and
     administrative...................     4,568       4,306          4,287           5,402
  Non-recurring special items, net....       270         818             --              --
                                         -------     -------       --------         -------
          Total costs, expenses, and
            special items.............    11,433      11,624         11,312          12,285
                                         -------     -------       --------         -------
Loss from operations..................    (1,599)     (2,120)        (1,555)         (1,802)
Interest income.......................       749         729            808             818
                                         -------     -------       --------         -------
Loss before income taxes..............      (850)     (1,391)          (747)           (984)
Benefit from income taxes.............      (289)       (472)          (254)           (335)
                                         -------     -------       --------         -------
Net loss..............................   $  (561)    $  (919)      $   (493)        $  (649)
                                         =======     =======       ========         =======
Loss per share (EPS) -- Basic.........   $ (0.03)    $  0.04       $  (0.02)        $ (0.03)
                                         =======     =======       ========         =======
Shares used in calculation of
  EPS -- Basic........................    21,343      21,327         21,730          22,015
                                         =======     =======       ========         =======
Loss per share (EPS) -- Diluted.......   $ (0.03)    $ (0.04)      $  (0.02)        $ (0.03)
                                         =======     =======       ========         =======
Shares used in calculation of EPS --
  Diluted.............................    21,343      21,327         21,730          22,015
                                         =======     =======       ========         =======

                                TCSI CORPORATION

                                                          1996 QUARTER ENDED
                                        ------------------------------------------------------
                                        MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                        ---------    --------    -------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Services............................   $12,583     $12,962       $  8,835         $ 8,353
  Software licensing fees.............     3,116       4,438            950           1,726
                                         -------     -------       --------         -------
Total services and licensing fees.....    15,699      17,400          9,785          10,079
  Equipment...........................     2,839       4,431             --              --
                                         -------     -------       --------         -------
          Total revenues..............    18,538      21,831          9,785          10,079
                                         -------     -------       --------         -------
Costs, expenses, and special items:
  Services............................     6,128       6,824          8,666           7,155
  Equipment...........................     2,654       4,156             --              --
  Product development.................     1,004       1,487          2,078           2,073
  Selling, general, and
     administrative...................     5,283       5,899          5,993           7,835
  Non-recurring special items, net....        --          --          3,334          (7,921)
                                         -------     -------       --------         -------
          Total costs, expenses, and
            special items.............    15,069      18,366         20,071           9,142
                                         -------     -------       --------         -------
Income (loss) from operations.........     3,469       3,465        (10,286)            937
Gain on sale of investment in common
  stock...............................        --          --             --             585
Interest income.......................       282         664            719             611
                                         -------     -------       --------         -------
Income (loss) before income taxes.....     3,751       4,129         (9,567)          2,133
Provision for (benefit from) income
  taxes...............................     1,200       1,321         (3,061)            692
                                         -------     -------       --------         -------
Net income (loss).....................   $ 2,551     $ 2,808       $ (6,506)        $ 1,441
                                         =======     =======       ========         =======
Earnings (loss) per share
  (EPS) -- Basic......................   $  0.13     $  0.13       $  (0.31)        $  0.07
                                         =======     =======       ========         =======
Shares used in calculation of
  EPS -- Basic........................    18,981      20,839         21,027          21,198
                                         =======     =======       ========         =======
Earnings (loss) per share (EPS) --
  Diluted.............................   $  0.13     $  0.13       $  (0.31)        $  0.07
                                         =======     =======       ========         =======
Shares used in calculation of EPS --
  Diluted.............................    20,348      22,191         21,027          21,736
                                         =======     =======       ========         =======

                                TCSI CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                CHARGE TO
                                                 BALANCES AT      COSTS                    BALANCES AT
                                                  BEGINNING        AND                       END OF
                  DESCRIPTION                     OF PERIOD     EXPENSES     DEDUCTIONS      PERIOD
                  -----------                    -----------    ---------    ----------    -----------
Year ended December 31, 1997:
  Allowance for uncollectible accounts.........     $400         $  263       $  (263)        $400
                                                    ----         ------       -------         ----
                                                    $400         $  263       $  (263)        $400
                                                    ====         ======       =======         ====
Year ended December 31, 1996:
  Allowance for uncollectible accounts.........     $400         $1,248       $(1,248)        $400
                                                    ----         ------       -------         ----
                                                    $400         $1,248       $(1,248)        $400
                                                    ====         ======       =======         ====
Year ended December 31, 1995:
  Allowance for uncollectible accounts.........     $150         $  250       $    --         $400
                                                    ----         ------       -------         ----
                                                    $150         $  250       $    --         $400
                                                    ====         ======       =======         ====

3060-10K-98