Form 10-Q
period 1998-03-31
TCSI CORP
filed 1998-05-15
CIK 875315

TCSI Corporation

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377


                                TCSI Corporation
             (Exact name of Registrant as specified in its charter)

                        NEVADA                                                     68-0140975
--------------------------------------------------------     -------------------------------------------------------
            (State or other jurisdiction of                           (I.R.S. Employer identification no.)
            incorporation or organization)

       1080 Marina Village Parkway, Alameda, CA                                      94501
--------------------------------------------------------     -------------------------------------------------------
       (Address of principal executive offices)                                    (Zip code)


                        Telephone number (510) 749-8500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of May 13, 1998, there were 22,324,648 shares of common stock of the Registrant outstanding.

                                    FORM 10-Q


                                      INDEX


                                                                        Page No.
Part I.  Financial Information

     Item 1.  Consolidated Financial Information

         Consolidated Statements of Operations for the Three Months
              Ended March 31, 1998 and 1997 (Unaudited)........................3

         Consolidated Balance Sheets at March 31, 1998 (Unaudited)
              and December 31, 1997............................................4

         Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1998 and 1997 (Unaudited)........................5

         Notes to Consolidated Financial Information (Unaudited)...............6

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11


Part II. Other Information

     Item 1.  Legal Proceedings...............................................26

     Item 6.  Exhibits and Reports on Form 8-K................................27

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Information

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             (In thousands, except earnings (loss) per share data)

                                                             Three months ended March 31,
                                                    -----------------------------------------------
                                                            1998                      1997
                                                    ---------------------     ---------------------

Revenues:
     Services                                             $      8,131              $      7,803
     Software licensing fees                                     2,874                     2,031
                                                    ---------------------     ---------------------
Total revenues                                                  11,005                     9,834

Costs and expenses:
     Services                                                    4,558                     5,143
     Product development                                         2,543                     1,452
     Selling, general, and administrative                        3,810                     4,838
                                                    ---------------------     ---------------------
Income (loss) from operations                                       94                    (1,599)

Interest income                                                    766                       749
                                                    ---------------------     ---------------------
Income (loss) before income taxes                                  860                      (850)

Provision for (benefit from) income taxes                          344                      (289)
                                                    ---------------------     ---------------------

Net income (loss)                                          $       516              $       (561)
                                                    =====================     =====================

Earnings (loss) per share (EPS) - Basic                    $      0.02              $      (0.03)
                                                    =====================     =====================

Shares used in calculation of EPS - Basic                       22,219                    21,343
                                                    =====================     =====================

Earnings (loss) per share (EPS) - Diluted                  $      0.02              $      (0.03)
                                                    =====================     =====================

Shares used in calculation of EPS - Diluted                     22,991                    21,343
                                                    =====================     =====================


The accompanying notes are an integral part of this financial information.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  March 31,          December 31, 1997
                                                     1998
                                               -----------------     -----------------
                                                  (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                        $ 39,279              $ 33,566
  Investments in marketable securities               16,928                20,301
  Receivables                                         7,089                11,803
  Other receivables                                     976                   682
  Deferred income taxes                               2,164                 2,164
  Other current assets                                  846                   925
                                               -----------------     -----------------
          Total current assets                       67,282                69,441

Furniture, equipment, and leasehold                   9,687                10,165
improvements, net
Non-current investments in marketable                 5,225                 1,600
securities
Non-current deferred income taxes                     2,430                 2,297
Other non-current assets                                728                   728
                                               -----------------     -----------------
          Total assets                            $  85,352              $ 84,231
                                               =================     =================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and other accruals            $    1,611             $   2,410
  Accrued compensation and related costs              2,739                 2,880
  Deferred revenue                                    4,458                 3,640
  Income taxes                                        1,306                 1,153
                                               -----------------     -----------------
          Total current liabilities.                 10,114                10,083
                                               -----------------     -----------------

Shareholders' equity:
  Preferred shares, $0.01 par value; 5,000
     shares authorized; none                             --                     --
     Outstanding
  Common shares, $0.10 par value; 75,000
     shares authorized; 22,273 shares issued
     and outstanding - 1998 (22,136 - 1997)           2,228                 2,214
     Issued and outstanding-- 1997 (21,219--
     1996)
  Additional paid-in capital........                 49,795                49,133
  Accumulated other comprehensive loss                 (228)                 (126)


  Retained earnings                                  23,443                22,927
                                               -----------------     -----------------
          Total shareholders' equity                 75,238                74,148
                                               -----------------     -----------------
          Total liabilities and
            shareholders' equity                  $  85,352              $ 84,231
                                               =================     =================


The accompanying notes are an integral part of this financial information.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                    Three months Ended March 31,
                                                                                      1998                 1997
                                                                               ------------------    -----------------

Operating Activities
Net income (loss)                                                                    $     516           $     (561)
Adjustments to reconcile net income (loss) to net cash provided by operations:
    Depreciation and amortization                                                        1,089                  963
    Changes in:
       Receivables                                                                       4,714                4,665
       Other current assets                                                               (217)                (187)
       Accounts payable and other accruals                                                (739)              (2,079)
       Accrued compensation and related costs                                             (141)                (899)
       Deferred revenue                                                                    818                    --
       Income taxes                                                                         20                 (435)
                                                                               ------------------    -----------------
         Net cash provided by operating activities                                       6,060                1,467
                                                                               ------------------    -----------------

Investment Activities
Capital expenditures                                                                      (670)              (3,399)
Purchase of marketable securities                                                       (8,243)              (2,084)
Maturity and sale of marketable securities                                               7,890                5,900
Decrease in other non-current assets                                                        --                  480
                                                                               ------------------    -----------------
     Net cash provided by (used in) investing activities                                (1,023)                 897
                                                                               ------------------    -----------------

Financing Activities
Proceeds from exercise of options and from stock purchased under the
     employee stock purchase plan                                                          676                  657

                                                                               ------------------    -----------------
     Net cash provided by financing activities                                             676                  657
                                                                               ------------------    -----------------
Effect of foreign currency exchange rate changes on cash and cash
     equivalents                                                                            --                  (35)
                                                                               ------------------    -----------------

Net increase in cash and cash equivalents                                                5,713                2,986

Cash and cash equivalents at beginning of period                                        33,566               30,880
                                                                               ==================    =================
Cash and cash equivalents at end of period                                            $ 39,279            $  33,866
                                                                               ==================    =================

Supplemental Disclosures of Cash Flow Information
     Cash paid for income taxes, net                                                  $    326            $     146
                                                                               ==================    =================


The accompanying notes are an integral part of this financial information.

             NOTES TO CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

1.   Basis of Presentation

              The accompanying  unaudited consolidated financial information has been prepared by TCSI Corporation ("TCSI" or the "Company") in accordance with generally accepted accounting principles for interim financial statements  and  pursuant  to the  rules  of the  Securities  and  Exchange
     Commission for Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. It is the opinion of management that all adjustments considered necessary for a fair presentation have been included, and that all such adjustments are of a normal and recurring nature. Operating results for the periods presented are not necessarily indicative of the results that may be expected for any future periods. For further information, refer to the audited financial statements and footnotes included in the Company's 1997 Annual Report on Form 10-K.

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

Receivables balances are as follows:


(In thousands)                   March 31, 1998       December 31, 1997
                               -----------------     -----------------
Billed receivables                   $   6,345           $   10,366
Unbilled receivables                     1,144                1,837
Reserve for doubtful accounts             (400)                (400)
                               -----------------     -----------------
                                     $   7,089           $   11,803
                               =================     =================

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

              Furniture, equipment, and leasehold improvements balances are as follows:

(In thousands)                                                  March 31, 1998         December 31, 1997
                                                               -----------------     ----------------

Computer and lab equipment                                            $ 15,278          $   14,814
Furniture and fixtures                                                   3,667               3,613
Leasehold improvements                                                   6,753               6,660
                                                               -----------------     ----------------
                                                                        25,698              25,087
Less accumulated depreciation and amortization                         (16,011)            (14,922)
                                                               -----------------     ----------------
                                                                      $  9,687           $  10,165
                                                               =================     ================

5.   Income Taxes

              The effective tax rate used in the calculation of the income tax benefit for the periods ended March 31, 1998 and 1997 was 40 percent and 34 percent, respectively. In determining its effective tax rate for the quarter, the Company used its estimated effective tax rate for the year. To the extent there are differences between planned and actual net income, the components thereof, or changes in the tax laws effecting the Company, the effective tax rate could change.

              At March 31, 1998, the Company had approximately $4.6 million of deferred tax assets. Included in this balance is approximately $0.7 million associated with stock options. In the event these stock option related deferred tax assets are not entirely realized, the unrealized balance would be reversed to shareholders' equity. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carry forwards. At March 31, 1998, there was no valuation for net deferred tax assets based on management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax asset. However, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

7.   Per Share Information

              As a result of FASB No. 128, "Earnings Per Share," which was issued in February 1997, earnings (loss) per share is computed using two different methods, basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed using only the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The potential shares resulting from the assumed exercise of the employee stock options are not included in the diluted earnings (loss) per share calculation in 1997 as their effect is anti-dilutive. All net income (loss) per share amounts presented have been restated to conform to FAS 128 requirements, where appropriate.

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                       Three Months Ended March 31,
                                                       -------------------------------------
                                                            1998                  1997
                                                       ----------------     ----------------

Numerator:
   Net income (loss) - numerator for basic and
      diluted earnings (loss) per share                   $      516           $    (561)
                                                       ================     ================
Denominator:
    Denominator for basic earnings (loss) per
       share  --  weighted-average shares                     22,219              21,343

    Effect of dilutive securities:
       Employee stock options                                    772                  --
                                                        ----------------     ----------------

Denominator for diluted earnings (loss) per
   share  --  adjusted weighted average shares                22,991              21,343
                                                        ================     ================
Basic earnings (loss) per share                            $    0.02           $   (0.03)
                                                        ================     ================
Diluted earnings (loss) per share                          $    0.02           $   (0.03)
                                                        ================     ================

8.    Comprehensive Income (Loss)

              As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of the Statement had no impact on the Company's net income (loss) or stockholder's equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in the accumulated foreign currency translation adjustments, which, prior to adoption of Statement 130, were reported separately in stockholder's equity, to be included in other comprehensive loss. Prior year financial statements have been reclassified as necessary to conform to the requirements of Statement 130.

              During the first three months of 1998 and 1997 total comprehensive income (loss) amounted to $414,000 and $(610,000), respectively.

              The following table sets forth the computation of comprehensive income for the three months ended March 31, 1998 (in thousands):


                                                                                Accumulated
                                                                  Additional       Other
                                    Comprehensive  Common Shares   Paid-in     Comprehensive    Retained
                                    Income (loss)                  Capital          Loss        Earnings        Total
                                   --------------------------------------------------------------------------------------

     Balances, December 31, 1997    $         --     $   2,214    $  49,133       $    (126)    $  22,927   $  74,148
     Comprehensive income (loss)
          Net income                         516            --           --              --           516         516
     Other comprehensive losses:
        Unrealized loss on
          securities                        (102)           --           --            (102)           --        (102)
                                   =================
     Comprehensive income              $     414            --           --              --            --          --
                                   =================
     Common stock issued under
        employee stock options and
        purchase plan                                       14          662              --            --         676
                                                   ======================================================================
     Balances, March 31, 1998                        $   2,228    $  49,795       $    (228)    $  23,443   $  75,238
                                                   ======================================================================


9.   Litigation

              On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert
     J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 - September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. Plaintiffs are scheduled to file a second amended complaint on or about June 5, 1998.

              On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint. Defendants will file a demurrer.

              On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. On April 20, 1998 the Court ordered that plaintiffs seek class certification prior to adjudicating defendants' motion to dismiss.

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

              On April 24, 1998, a former employee served TCSI Corporation with a complaint filed in Alameda County Superior Court alleging wrongful termination. The former employee seeks relief for pay, compensatory damages, punitive damages, and attorneys' fees. TCSI Corporation is preparing a response.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and in the Company's Form 10-K for the fiscal year ended December 31, 1997.

Overview

              TCSI Corporation provides integrated software products and services for the global telecommunications industry. Since its inception in 1983, a significant portion of the Company's revenues have been earned from telecom service providers and equipment manufacturers. Since 1993, the Company's telecom growth has been led by sales of SolutionCore(TM) and related products and services. Prior to 1997, the Company also earned revenue from licensing embedded software contained in wireless products and from the development of system solutions for customers in the insurance, healthcare, and transportation industries. During the second half of 1996, the Company divested its non-telecom product lines by licensing its
     embedded    software    product   lines   and    terminating    its   final
     transportation-related development agreement. As a result, in 1997, the Company focused almost entirely on offering software solutions to the telecom industry.

              The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company was under no obligation to compromise its billed amounts, the Company from time to time has reduced its accounts receivable when such disputes could not be amicably resolved. Additionally, a portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage of completion basis.

              The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1998 and 1997 quarterly results have been adversely affected by delays in the purchase of software licenses.

              A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems can contain significant technological risks. The Company has in the past relied and will in the future rely on its development and implementation expertise.* Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced and may continue to experience fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.*

              Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs.* Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Although management intends to target product development spending at levels consistent with other software companies, from time-to-time, spending may be greater or less than these amounts, as circumstances dictate.* Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings.* To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions. The failure to successfully evaluate, negotiate, and effect such an acquisition could have a material adverse effect on the Company's business, operating results, and financial condition.*

------------------------------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

Results of Operations

              Revenues.  The  Company  generates  revenues  from the sale of its software products and related services to the telecom industry. Total Company revenues for the three months ended March 31, 1998 increased 12 percent to $11.0 million, while telecom revenues increased 18 percent from $9.4 million to $11.0 million. NEC, Lucent, and Italtel were the largest customers for the quarter, accounting for 39, 13, and 13 percent of quarterly revenues, respectively. Sales to NEC during the quarter resulted from work performed under five separate and distinct projects. License revenue improved to $2.9 million, 26 percent of quarterly revenues. The Company expects that runtime license revenue will continue to vary from quarter to quarter. License revenues for the quarter were split almost equally between development and runtime licenses. Italtel, Hughes, Motorola, and Lucent accounted for 75 percent of TCSI's license revenues.*

              Revenues from the Asia-Pacific and European regions increased to $7.9 million for the three months ended March 31, 1998 compared to $6.8 million for the comparable 1997 period. The increase is attributable to continued relationships with existing customers, resulting in revenues from follow-on contracts. Revenues from the Americas for the three months ended March 31, 1998 were consistent with revenues for the same period in 1997. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.*

              To date, a portion of revenues has been concentrated among a limited number of customers. For the three months ended March 31, 1998, the concentration of revenue from the Company's five largest customers increased to 77 percent from 61 percent for the same period in 1997. The revenue from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which equal or exceed the comparable levels for prior periods.* See "Factors Affecting Operating Results and Market Price of Stock - Customer Concentration."

              Direct Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, IS support, and depreciation. Costs of services declined 11 percent to $4.6 million for the three months ended March 31, 1998 from $5.1 million for the same period in 1997. As a percentage of service revenues, costs of services were 56 percent for the three months ended March 31, 1998 compared to 66 percent for the same period in 1997. The cost of service percentage declined due to increased service revenues and better utilization and efficiency of resources which resulted in lower cost. The Company plans to continue its efforts to control costs and expenses.*

------------------------------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

              Product Development. Product development includes employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, facilities, IS support, and depreciation. For the three months ended March 31, 1998, the Company invested $2.5 million or 23 percent of revenues on internally funded product development in 1998 compared with $1.5 million or 15 percent of revenues in 1997. In 1997, the funds were used primarily for the development of the Company's SolutionCore(a) product, which included the fifth release of Object Services Package (OSP) and new releases of related development tools. The Company expects to continue to invest in SolutionCore, as well as its new components-based applications, SolutionSuites(a), throughout 1998.*

              Selling, General, and Administrative Expenses. Selling expenses include sales and marketing employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative costs include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the three months ended March 31, 1998, selling, general, and administrative expenses decreased 20 percent to $3.8 million from $4.8 million for the same period in 1997. As a percentage of revenue, selling, general, and administrative expense was 35 percent for the three months ended March 31, 1998 compared to 49 percent of revenue in the first quarter of 1997. The decrease in spending is due to lower headcount and a reallocation of telephone and Information Service expenses to their corresponding user departments. Telephone and Information Services were charged to general and administrative expense in prior periods.

              Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 40 percent and 34 percent for the three months ended March 31, 1998 and 1997, respectively. The Company incurred a tax provision of $0.3 million on pre-tax income of $0.9 million for the quarter ended March 31, 1998 compared to a tax benefit of $0.3 million on a pre-tax loss of $0.9 million for the quarter ended March 31, 1997.

              Earnings Per Share. As a result of the new Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" issued in February 1997, earnings (loss) per share (EPS) is computed using both, basic and diluted earnings per share. Basic EPS is computed using only the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive stock equivalents from the Company's stock option plans.

              Liquidity and Capital Resources. For the three months ended March 31, 1998, net cash generated from operating activities was $6.1 million compared to $1.5 million for the same period in 1997. The increase in cash generated from operations is primarily due to net income in 1998 and changes in accounts payable, accrued compensation, and deferred revenue. The increase is primarily due to payment of year-end liabilities related to the build-out of the Alameda facility in the first quarter of 1997 and reduction in the bonus and commission payout in the first quarter of 1998


------------------------------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

     compared to the same period in 1997. As in the past, the Company's operating cash flows in the future may be affected by fluctuating receivable balances. The Company's receivables are primarily from large, credit-worth customers and, as a result, the Company does not anticipate any significant default due to a customer's inability to make a payment for products and/or services received.*

              For the three months ended March 31, 1998, net cash used for investment activities was $1.0 million compared to $0.9 million generated from investment activities for the comparable 1997 period. The Company purchased $8.2 million of marketable securities while $7.9 million of marketable securities matured, compared to the purchase of $2.0 million and $5.9 million of maturities for the comparable period in 1997. Cash provided by financing activities remained the same at $0.7 million for the three months ended March 31, 1998 and 1997 and was the result of options exercised or stock purchased under the Employee Stock Purchase Plan.


------------------------------------------------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. The Company strongly encourages review of the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 16 for a discussion of factors that could affect future performance.

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

              Historically, a portion of the Company's operating income has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, net income may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

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

              Revenues attributable to the Company's software products and services have in the past accounted for and are expected to continue to account for a substantial majority of the Company's revenues. Accordingly, the Company's future business, operating results, and financial condition are significantly dependent upon the continued market acceptance of its portfolio of products and services. There can be no assurance that the Company's technology will continue to achieve market acceptance or that the Company will be successful in developing, introducing, or marketing improvements to its products. Moreover, the life cycle of distributed object products is difficult to estimate due in large part to the recent changes in the telecom market, the effect of future product enhancements, and competition. A decline in the demand for the Company's technology as a result of new or existing competing technologies, or other factors would have a material adverse effect on the Company's business, operating results, and financial condition.

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

     Customer Concentration

              To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1997 and in the first quarter of 1998, a large portion of revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

     Implementation Risks

              As characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. In some cases the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, should the Company's products not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the reputational harm resulting from product defects or implementation errors would be damaging to the Company. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

     International Sales

              Revenues outside of the Americas accounted for 72 percent of the Company's total revenues for the period ended March 31, 1998. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter of 1997, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     Competition

              The Company offers products and services in the evolving market for telecommunications Operation Support System (OSS) software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

              The Company's current and prospective competitors offer a variety of solutions to address OSS needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete OSS software telecom applications platform, configurable applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, RBOCs, and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution, greater name recognition, longer-standing relationships with customers than the Company and other resources. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

              It is not expected that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain features and functionality considered necessary for its customers to be Year 2000 compliant

              Item 1.  Legal Proceedings

              On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert
     J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 - September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. Plaintiffs are scheduled to file a second amended complaint on or about June 5, 1998.

              On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint. Defendants will file a demurrer.

              On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. On April 20, 1998 the Court ordered that plaintiffs seek class certification prior to adjudicating defendants' motion to dismiss.

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

              On April 24, 1998, a former employee served TCSI Corporation with a complaint filed in Alameda County Superior Court alleging wrongful termination. The former employee seeks relief for pay, compensatory damages, punitive damages, and attorneys' fees. TCSI Corporation is preparing a response.

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




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number     Document Description                     Page Number
==============================================================================
      27           Financial Data Schedule                       29


(b) Reports on Form 8-K filed in the first quarter of 1998.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                       TCSI Corporation
                       -------------------------------------------
                       (Registrant)

  May 13, 1998         /s/ Arthur H. Wilder
----------------       --------------------
      Date             Arthur H. Wilder, Chief Financial Officer, Secretary, and
                       Treasurer (Principal Accounting Officer)