Form 10-Q
period 1998-06-30
TCSI CORP
filed 1998-08-14
CIK 875315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377

                                TCSI Corporation
             (Exact name of registrant as specified in its charter)


                NEVADA                                   68-0140975
--------------------------------------    --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                 1080 Marina Village Parkway, Alameda, CA 94501
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (510) 749-8500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     ---------           ---------

     22,349,832 shares of Common Stock of the Registrant were outstanding as of July 31, 1998.

                                TABLE OF CONTENTS


                                                                            Page

Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
              June 30, 1998 (Unaudited) and December 31, 1997..................3

         Consolidated Statements of Operations for the three and
              six months ended June 30, 1998 and 1997 (Unaudited)..............4

         Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997 (Unaudited)..............5

         Notes to Consolidated Financial Statements (Unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities...............................................N/A

Item 3.  Defaults Upon Senior Securities.....................................N/A

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................27

Signature.....................................................................28

Part I - Financial Information
Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   June 30,      December 31,
                                                                                     1998            1997
                                                                                 ------------    ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $     33,024    $     33,566
     Marketable securities                                                             19,219          20,301
     Receivables                                                                        8,213          11,803
     Other receivables                                                                    839             682
     Deferred tax assets                                                                2,164           2,164
     Other current assets                                                                 800             925
                                                                                 ------------    ------------
         Total current assets                                                          64,259          69,441
Furniture, equipment and leasehold improvements, net                                    9,033          10,165
Noncurrent marketable securities                                                        7,975           1,600
Noncurrent deferred tax assets                                                          1,971           2,297
Other assets                                                                              728             728
                                                                                 ------------    ------------
                                                                                 $     83,966    $     84,231
                                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $      1,955    $      2,410
     Accrued liabilities                                                                4,004           2,880
     Deferred revenue                                                                   1,196           3,640
     Income taxes payable                                                                 866           1,153
                                                                                 ------------    ------------
         Total current liabilities                                                      8,021          10,083
                                                                                 ------------    ------------

Shareholders' equity:
     Preferred Stock, par value $0.01 per share;
         5,000,000 shares authorized; none issued
         and outstanding                                                                   --              --
     Common Stock, par value $0.10 per share;
         75,000,000 shares authorized; 22,330,798
         and 22,135,949  shares issued and
         outstanding,  at June 30, 1998 and
         December 31, 1997, respectively                                                2,233           2,214
     Additional paid-in capital                                                        50,172          49,133
     Accumulated other comprehensive loss                                                (392)           (126)
     Retained earnings                                                                 23,932          22,927
                                                                                 ------------    ------------
         Total shareholders' equity                                                    75,945          74,148
                                                                                 ------------    ------------
                                                                                 $     83,966        $ 84,231
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                      Three Months Ended      Six Months Ended
                                                                                           June 30,               June 30,
                                                                                     --------------------    -------------------
                                                                                       1998        1997        1998        1997
                                                                                     --------    --------    --------    --------
Revenues:
     Services                                                                        $  8,640    $  9,055    $ 16,771    $ 16,858
     Software licensing fees                                                            2,499         449       5,373       2,480
                                                                                     --------    --------    --------    --------
          Total revenues                                                               11,139       9,504      22,144      19,338
                                                                                     --------    --------    --------    --------

Costs, expenses, and special items:
     Services                                                                           5,056       5,139       9,614      10,282
     Product development                                                                2,902       1,361       5,445       2,813
     Selling, general and administrative                                                3,698       4,306       7,508       8,874
     Nonrecurring special items                                                          (550)        818        (550)      1,088
                                                                                     --------    --------    --------    --------
          Total costs, expenses, and special items                                     11,106      11,624      22,017      23,057
                                                                                     --------    --------    --------    --------

Income (loss) from operations                                                              33      (2,120)        127      (3,719)

Interest income                                                                           782         729       1,548       1,478
                                                                                     --------    --------    --------    --------
Income (loss) before income tax provision (benefit)                                       815      (1,391)      1,675      (2,241)
Income tax provision (benefit)                                                            326        (472)        670        (761)
                                                                                     --------    --------    --------    --------
Net income (loss)                                                                    $    489    $   (919)   $  1,005    $ (1,480)
                                                                                     ========    ========    ========    ========

Basic earnings (loss) per share                                                      $   0.02    $  (0.04)   $   0.04    $  (0.07)
                                                                                     ========    ========    ========    ========
Weighted-average common shares                                                         22,312      21,327      22,266      21,335
                                                                                     ========    ========    ========    ========
Diluted earnings (loss) per share                                                    $   0.02    $  (0.04)   $   0.04    $  (0.07)
                                                                                     ========    ========    ========    ========
Dilutive potential common shares                                                       22,516      21,327      22,605      21,335
                                                                                     ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                               ------------------------------
                                                                                  1998                1997
                                                                               ----------          ----------

   Cash flows from operating activities:
        Net income (loss)                                                      $    1,005          $   (1,480)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                           1,951               1,755
            Deferred tax assets                                                       326              (1,816)
            Changes in assets and liabilities:
                      Receivables                                                   3,590               3,707
                      Other receivables                                              (157)               (810)
                      Other current assets                                            125               1,048
                      Accounts payable                                               (455)             (2,594)
                      Accrued liabilities                                           1,124              (1,548)
                      Deferred revenue                                             (2,444)                 --
                      Income taxes payable                                           (287)              3,981
                                                                               ----------          ----------
                     Net cash provided by operating activities                      4,778               2,243
                                                                               ----------          ----------

   Cash flows from investing activities:
        Capital and leasehold improvement expenditures, net                          (916)             (5,329)
        Purchases of marketable securities                                        (21,237)             (9,090)
        Maturities and sales of marketable securities                              15,944              11,500
        Decrease in other noncurrent assets                                             _                 595
                                                                               ----------          ----------
                     Net cash used in investing activities                         (6,209)             (2,324)
                                                                               ----------          ----------

   Cash flows from financing activities:
        Proceeds from issuance of Common Stock                                      1,057                 752
                                                                               ----------          ----------
                     Net cash provided by financing activities                      1,057                 752
                                                                               ----------          ----------
   Effect of exchange rate changes on cash and cash equivalents                      (168)                (86)
                                                                               ----------          ----------
   Net change in cash and cash equivalents                                           (542)                585
   Cash and cash equivalents at the beginning of the period                        33,566              30,880
                                                                               ----------          ----------
   Cash and cash equivalents at the end of the period                          $   33,024          $   31,465
                                                                               ==========          ==========

   Supplemental disclosures of cash flow information:
   Cash paid (refunds received) during the period for income taxes             $      630          $   (2,928)
                                                                               ==========          ==========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of the management of TCSI Corporation ("TCSI" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the December 31, 1997 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim period results. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 for 1998 and is currently studying its provisions which need not be applied to interim financial statements in the initial year of its application. The Company does not expect the provisions of SFAS 131 to result in a material future change in the presentation of its segment financial information nor does it expect a material future change in its current segment groupings.

         In March 1998, the American Institute of Certified Public Accountants finalized Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. The new SOP requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. This SOP is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. Although the Company has not fully assessed the implications of this new statement, the Company does not believe that adoption of this statement will have a material impact on its financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for reporting information about derivative instruments and hedging activities, requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and requires that those instruments be measured at fair value. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. The Company does not currently have any derivative instruments nor is it currently involved in hedging. If the Company begins to enter into such transactions in the future, it will assess the impact that the provisions of SFAS 133 will have on its financial statements.

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

Reclassifications

         Certain 1997 balances have been reclassified to conform to the current year presentation with no effect on net income (loss) and retained earnings as previously reported.

NOTE 2 - RECEIVABLES AND CREDIT RISK

         Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company does not anticipate any significant default from a customer's inability to make a payment for products received and/or for services rendered. Allowances are maintained from potential credit losses.

Receivables consist of the following:

                                                   June 30,         December 31,
                                                    1998               1997
                                                 ----------         -----------
                                                        (In thousands)
                                                 (Unaudited)

Billed receivables                               $    5,067          $   10,366
Unbilled receivables                                  3,546               1,837
Allowance for doubtful accounts                        (400)               (400)
                                                 ----------          ----------
                                                 $    8,213          $   11,803
                                                 ==========          ==========

NOTE 3 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

         Furniture, equipment, and leasehold improvements are stated at cost. Straight-line depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years. Amortization is provided for leasehold improvements over a five-year period utilizing the straight-line method.

Furniture,   equipment,  and  leasehold  improvement  balances  consist  of  the following:

                                                   June 30,         December 31,
                                                    1998               1997
                                                 ----------         -----------
                                                        (In thousands)
                                                 (Unaudited)

 Computer and lab equipment                      $   15,685          $   14,814
 Furniture and fixtures                               3,700               3,613
 Leasehold improvements                               6,464               6,660
                                                 ----------          ----------
                                                     25,849              25,087
 Accumulated depreciation and amortization          (16,816)            (14,922)
                                                 ----------          ----------
                                                 $    9,033              10,165
                                                 ==========          ==========

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)


NOTE 4 - INCOME TAXES

         The Company recorded an income tax provision for the six months ended June 30, 1998 of $0.7 million and an income tax benefit for the six months ended June 30, 1997 of $0.8 million. During the quarters ended June 30, 1998 and 1997, respectively, the Company recorded an income tax provision of $0.3 million and an income tax benefit of $0.5 million, based on effective tax rates of 40% and 34%, respectively. In determining its effective tax rate for the quarter, the Company considered its estimated annual effective tax rate for the year. The effective tax rate could change to the extent that there are differences between planned and actual net income or the components thereof or changes in the tax laws affecting the Company.

         At June 30, 1998, the Company had approximately $4.1 million of deferred tax assets. Realization of the remaining deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain the benefit from the reversal of temporary differences and from tax credit carryforwards. At June 30, 1998, there was no valuation allowance for net deferred tax assets based on management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax assets. However, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

NOTE 5 - NET INCOME (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the first quarter of 1998. This statement simplifies the standards for computing earnings (loss) per share ("EPS") as previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share". All prior-period EPS data have been presented in accordance with SFAS 128. SFAS 128 requires presentation of both basic EPS and diluted EPS on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted-average common shares (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period (including stock options) using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations under SFAS 128:


                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                       -------------------------     -------------------------
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

Basic EPS Computation
Net income (loss)                      $      489     $     (919)    $    1,005     $   (1,480)
                                       ==========     ==========     ==========     ==========
Weighted-average common shares             22,312         21,327         22,266         21,335
                                       ==========     ==========     ==========     ==========
Basic earnings (loss) per share        $     0.02     $    (0.04)    $     0.04     $    (0.07)
                                       ==========     ==========     ==========     ==========

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                       -------------------------     -------------------------
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

Diluted EPS Computation
Net income (loss)                      $      489     $     (919)    $    1,005     $   (1,480)
                                       ==========     ==========     ==========     ==========
Weighted-average common shares             22,312         21,327         22,266         21,335
 Effect of dilutive options                   204             --            339             --
                                       ----------     ----------     ----------     ----------
Dilutive potential common shares           22,516         21,327         22,605         21,335
                                       ==========     ==========     ==========     ==========
Diluted earnings (loss) per share      $     0.02     $    (0.04)    $     0.04     $    (0.07)
                                       ==========     ==========     ==========     ==========

Antidilutive Securities
Options outstanding at end of period        1,074          2,005            256          1,479
                                       ==========     ==========     ==========     ==========
Weighted-average exercise price        $     6.95     $     6.98     $     8.16     $     7.13
                                       ==========     ==========     ==========     ==========


 Antidilutive securities consist of options not included in the computation of diluted earnings per share because the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period.

 Antidilutive options outstanding during the three- and six-month periods ended June 30, 1998 expire during the years 2000 through 2004. Antidilutive options outstanding during the three- and six-month periods ended June 30, 1997 expire during the years 2000 through 2003.


NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's net income (loss) or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in the accumulated foreign currency translation adjustments which, prior to the adoption of SFAS 130, were reported separately in shareholders' equity. Prior year financial statements have been reclassified as necessary to conform to the requirements of SFAS 130.

The following is a summary of comprehensive income (loss) for the three- and six-month periods ended June 30, 1998 and 1997, respectively:

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                       -------------------------     -------------------------
                                          1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

Net income (loss)                      $      489     $     (919)    $    1,005     $   (1,480)
Translation gains (losses)                   (169)           (51)          (169)          (100)
Unrealized gains (losses) on securities         5            110            (97)           110
                                       ==========     ==========     ==========     ==========
Comprehensive income (loss)            $      325     $     (860)    $      739     $   (1,470)
                                       ==========     ==========     ==========     ==========



NOTE 7 - LITIGATION

         On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On June 5, 1998, plaintiffs filed a second amended complaint. A demurrer to that complaint is expected to be filed on or about August 21, 1998. Oral argument of that demurrer is scheduled for November 5, 1998.

         On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint. On May 13, 1998 defendants filed a demurrer to that complaint. Oral argument of that demurrer is scheduled for September 10, 1998.

         On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. On April 20, 1998 the Court ordered that plaintiffs seek class certification prior to adjudication of defendants' motion to dismiss. Pursuant to that order, the parties stipulated to the conditional certification of a plaintiff class, and plaintiffs sent notice to the putative class members. The notice explained that putative class members had until August 28, 1998 to opt out of the plaintiff class. Oral argument of the motion to dismiss is scheduled for September 29, 1998.

                                TCSI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

         On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996. Pursuant to that Agreement, $1.0 million of the sale price was escrowed to be available for claims arising from the transaction. Atmel estimated damages in excess of $3.0 million. In the second quarter of 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the statements of operations.

         On April 24, 1998, a former employee served TCSI Corporation with a complaint filed in Alameda County Superior Court alleging wrongful termination. The former employee seeks relief for pay, compensatory damages, punitive damages, and attorneys' fees. The discovery phase has commenced.

         No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

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

Overview

         TCSI Corporation provides integrated software products and services for the global telecommunications ("telecom") industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Since 1993, the Company's telecom growth has been led by sales of SolutionCore(TM) and related products and services. Prior to 1997, the Company also earned revenues from licensing embedded software contained in wireless products and from the development of system solutions for customers in the insurance, healthcare, and transportation industries. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, since 1997, the Company has focused almost entirely on offering software solutions to the telecom industry.

         The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been and is under no obligation to compromise its billed amounts, the Company from time to time has reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues and operating income has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage-of-completion basis.

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

         A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems can contain significant technological risks. The Company has in the past relied, and will in the future rely, on its development and implementation expertise. Additionally, development and

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced and may continue to experience fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements. For example, in the third quarter of fiscal 1996, the Company experienced fluctuations in revenues due to a delay in a substantial follow-on contract with a regional bell operating company ("RBOC") and due to termination of a development agreement to deploy a software solution for a transportation company.

         Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Although management intends to target product development spending at levels consistent with other software companies, from time-to-time, spending may be greater or less than these amounts, as circumstances dictate. Furthermore, management expects that from time to time it may acquire businesses, products, or technologies to enhance the Company's current product offerings. To date, the Company has not consummated any such acquisitions and the Company has no current agreements to effect any such acquisitions.

Results of Operations

     Revenues. The Company generates revenues from the sale of its software products and related services to the telecom industry. Total revenues for the quarter ended June 30, 1998 increased 17% to $11.1 million. Total revenues for the six months ended June 30, 1998 increased 15% to $22.1 million. NEC, Lucent Technologies ("Lucent"), Bell Atlantic and Motorola, Inc. ("Motorola") were the largest customers during the 1998 second quarter. NEC and Lucent each accounted for more than 10% of the Company's total 1998 revenue. Revenue from software licensing fees ("license revenues") improved by 457% from $0.5 million to $2.5 million, or 22% of 1998 second quarter revenues. License revenues improved to $5.4 million, or 24% of total 1998 revenues. The Company expects that runtime license revenues will continue to vary from quarter to quarter. License revenues for the quarter were split almost equally between development and runtime licenses. Bell Atlantic, Siemens Nixdorf Information Systems, Ltd., Motorola, and Lucent accounted for 82% of TCSI's 1998 second quarter license revenues.

         Revenues from the Asia-Pacific regions increased to $6.0 million and $12.1 million for the three and six months ended June 30, 1998, respectively, compared to $4.8 million and $8.7 million for the comparable 1997 periods. The increases are attributable to continued relationships with existing customers, particularly through ICONET and NEC, which resulted in revenues from follow-on contracts. Revenues from the Americas increased to $3.9 million and $7.0 million for the three and six months ended June 30, 1998, respectively, compared to $2.6 million and $5.4 million for the comparable 1997 periods. The increase results from the deployment of the Data Network Management System for Bell Atlantic and continued strong follow-on contract revenues with Lucent and Motorola. Revenues from Europe decreased to $1.2 million and

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

     $3.0 million for the three and six months ended June 30, 1998, respectively, compared to $2.1 million and $5.0 million for the comparable 1997 periods. The decreases were due to delays in contract negotiation with some of the major telecom equipment manufacturers in Europe. The Company generally recognizes service revenues involving design, development, testing and deployment over a twelve- to eighteen-month period. The Company expects that Europe revenue will improve and account for approximately 25% of total 1998 revenues but there can be no assurance that this percentage will be attained or exceeded. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

         To date, a portion of revenues has been concentrated among a limited number of customers. For the six months ended June 30, 1998, the concentration of revenues from the Company's five largest customers increased to 79% from 61% for the comparable 1997 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See the "Factors That May Affect Future Results and Market Price of Stock-Customer Concentration" section at the end of this discussion and analysis.)

         Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. Direct costs of services for the quarter ended June 30, 1998 remained consistent at $5.1 million with the comparable 1997 period. For the six months ended June 30, 1998, costs of services declined 7% to $9.6 million from $10.3 million for the comparable 1997 period. As a percentage of service revenues, costs of services were 59% for the quarter ended June 30, 1998 compared to 57% for the comparable 1997 period. Costs of services were 57% for six months ended June 30, 1998 compared to 61% for the comparable 1997 period. The cost of service percentage remained consistent for the quarter and lower for the six months ended June 30, 1998 compared to the comparable 1997 period due to improved utilization and efficiency of resources, which resulted in lower costs. The Company plans to continue its efforts to control costs and expenses.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs, including an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the quarter ended June 30, 1998, the Company invested $2.9 million or 26% of revenues on internally-funded product development compared with $1.4 million or 14% of revenues for the quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company invested $5.5 million or 25% of revenues on internally-funded product development compared with $2.8 million or 15% of revenues for the six months ended June 30, 1997. Product development spending increased as planned during the second quarter and six-month period of 1998 compared to the same periods of 1997, reflecting the Company's continuing commitment to become a true software product supplier. In 1997, product development funds were used primarily for the development of the Company's SolutionCore(TM) product, which included the fifth release of Object Services Package ("OSP") and new releases of related development tools. The Company expects to continue to invest in SolutionCore, as well as its new components-based applications, SolutionSuites(TM). There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

         Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

     administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the quarter ended June 30, 1998, selling, general, and administrative expenses decreased 16% to $3.7 million from $4.3 million for the comparable 1997 period. For the six months ended June 30, 1998, selling, general, and administrative expenses decreased 18% to $7.5 million from $8.9 million for the comparable 1997 period. Selling, general, and administrative expenses were 33% of revenues for the quarter ended June 30, 1998 compared to 45% of revenues in the second quarter of 1997. For the six months ended June 30, 1998, selling, general, and administrative expenses were 34% of revenues compared to 46% of revenues in the comparable 1997 period. The decrease in spending is due to lower headcount and a reallocation of telephone and information systems support expenses to their corresponding user departments. Telephone and information systems support expenses were charged to general and administrative expense in prior periods.

     Nonrecurring special items. During the quarter ended June 30, 1998, the Company settled litigation relating to the sale of a non-telecom business unit. This settlement resulted in a nonrecurring gain of $550,000.

         The Company incurred a charge to operations of $1.1 million in the first two quarters of 1997 resulting from adjustments to the market value of equipment held for resale related to the termination of a transportation contract in the third quarter of 1996. The Company concluded the sale of the equipment in the third quarter of 1997.

         Income Taxes. The Company's effective tax rate was 40% and 34% for the quarters ended June 30, 1998 and 1997, respectively. The Company incurred a tax provision of $0.3 million on pre-tax income of $0.8 million for the quarter ended June 30, 1998 compared to a tax benefit of $0.5 million on a pre-tax loss of $1.4 million for the second quarter ended June 30, 1997. For the six months ended June 30, 1998, the Company incurred a tax provision of $0.7 million on pre-tax income of $1.7 million compared to a tax benefit of $0.8 million on a pre-tax loss of $2.2 million for the comparable 1997 period.


Liquidity and Capital Resources

Operating Activities

         Net cash provided by operating activities was $4.8 million for the six months ended June 30, 1998, compared to $2.2 million for the comparable 1997 period. Cash flows from operating activities for the six months ended June 30, 1998 primarily reflected net income of $1.0 million, depreciation and amortization of $2.0 million, and decreases in receivables and deferred revenue of $3.6 million and $2.4 million, respectively. Cash flows from operating activities for the six months ended June 30, 1997 primarily reflected a net loss of $1.5 million, depreciation and amortization of $1.8 million, and decreases in receivables of $3.7 million. The increase in cash provided by operating activities over 1997 is primarily due to the decrease in accounts payable from the payment of year-end liabilities related to the buildout of the Alameda facility in the first quarter of 1997 and from the decrease in accrued liabilities resulting from reductions in bonus and commission payments in 1998 compared to 1997.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

Investing Activities

     Net cash used in investing activities was $21.2 million for the six months ended June 30, 1998 compared to $2.3 million for the comparable 1997 period. The Company purchased $21.2 million of marketable securities while $15.9 million of marketable securities matured, compared to the purchase of $9.1 million and $11.5 million of maturities for the comparable period in 1997. The net decrease in cash used in such investing activities also included $5.3 million of cash used for capital expenditures and leasehold improvements during the first six months of 1997 compared to $0.9 million of cash used for capital expenditures for the comparable period of 1998. The capital expenditures during the first half of 1997 are primarily related to the consolidation of the Company's facilities in Northern California and to the establishment of the Company's new office in the United Kingdom.

Financing Activities

         Net cash provided by financing activities was $1.1 million for the six months ended June 30, 1998 compared to $0.8 million for the comparable 1997 period. The increase was the result of stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan.

         As of June 30, 1998, the Company had cash and cash equivalents and marketable securities of $60.2 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities will provide adequate cash to fund its operations for at least the next twelve months

Certain Factors That May Affect Future Results and Market Price of Stock

         Statements in this report which are prefaced with words such as "expects," "anticipates," "believes" and similar words and other statements of similar sense, are forward-looking statements. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances which may or may not be within the Company's control and as to which there can be no firm assurances given. These forward-looking statements, like any other forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated.

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

                                  (Continued)

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

                                  (Continued)

Acceptance of the Company's Products; Product Development Risks

         A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced element, network, and service management systems developed by the Company, the Company has in the past relied and will in the future rely on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, if successful, that the revenues from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

Customer Concentration

         To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1997 and in the first quarter of 1998, a large portion of revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. While the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. In addition, the Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had pre-existing relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

Product Defects

         The Company provides complex software products for major corporations. The development and enhancement of such complex software entails substantial risks of product defects. The Company has in the past identified software defects in certain of its products. There can be no assurance that errors will not be

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenues, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results, and financial condition.

Implementation Risks

         As characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. In some cases the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, should the Company's products not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such complexities. Because the Company's customer base consists of a relatively limited number of customers, the product defects or implementation errors would be potentially damaging to the Company's reputation. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

International Sales

         Revenues outside of the Americas accounted for 68% of the Company's total revenues for the six months ended June 30, 1998. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including longer receivables collection periods and greater difficulty in accounts receivable collection, difficulty in staffing and managing foreign operations, a longer sales cycle than with domestic customers, potentially unstable political and economic conditions, language barriers, cultural differences in the conduct of business, seasonality due to the slowdown in European business activity during the Company's third fiscal quarter of 1997, unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, tariffs, and other trade barriers. In addition, while the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. Also, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

         International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenues by pricing its products and services in United States dollars whenever possible. The Company, however, generally pays the expenses of its international operations in local currencies and generally does not engage in hedging transactions with respect to such obligations. Upward fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In order to reduce the risk of exchange rate losses from foreign currency denominated sales, the Company may engage in hedging transactions. There can be no assurance that such hedging transactions will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

Competition

         The Company offers products and services in the evolving market for telecommunications Operations Support System ("OSS") software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

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

                                  (Continued)

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

                                  (Continued)

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

                                  (Continued)

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

                                  (Continued)

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

Year 2000 Compliance

     While the Company believes its products are Year 2000 compliant, it has not concluded its final assessments of the Year 2000 problem. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. In early 1998, the Company developed procedures for evaluating and managing the risks and costs associated with Year 2000 problems. TCSI believes it is devoting the necessary resources to identify and modify its systems and products impacted by the Year 2000 problem and to implement new systems and release new product versions to become Year 2000 compliant in a timely manner.

     The Company believes that its costs associated with implementing these procedures will not have a material adverse effect on the results of operations or financial condition of the Company. However, there can be no assurance that unexpected delays or increased costs associated with implementation will not have an adverse effect on the Company's operations. In addition, there can be no assurance that the Company's software contains all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. Any disruptions in product development or other operations of the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations.

         TCSI believes that the purchasing patterns of customers and potential customers may also be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Furthermore, there can be no assurance that the Company's customers and suppliers are or will be Year 2000 compliant. Failure of the Company's customers and suppliers to address the Year 2000 issues at all, sufficiently, or in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

                                TCSI CORPORATION

Part II - Other Information

Item 1.  Legal Proceedings

         On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On June 5, 1998, plaintiffs filed a second amended complaint. A demurrer to that complaint is expected to be filed on or about August 21, 1998. Oral argument of that demurrer is scheduled for November 5, 1998.

         On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated California law, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint. On May 13, 1998 defendants filed a demurrer to that complaint. Oral argument of that demurrer is scheduled for September 10, 1998.

         On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. On April 20, 1998 the Court ordered that plaintiffs seek class certification prior to adjudication of defendants' motion to dismiss. Pursuant to that order, the parties stipulated to the conditional certification of a plaintiff class, and plaintiffs sent notice to the putative class members. The notice explained that putative class members had until August 28, 1998 to opt out of the plaintiff class. Oral argument of the motion to dismiss is scheduled for September 29, 1998.

         On May 16, 1997, Atmel Corporation made a claim under the TCSI/Atmel Corporation Purchase Agreement dated November 14, 1996. Pursuant to that Agreement, $1.0 million of the sale price was escrowed to be available for claims arising from the transaction. Atmel estimated damages in excess of $3.0 million. In the second quarter of 1998, management obtained an equitable settlement of this matter with the Escrow Agent releasing $550,000 plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the statements of operations.

         On April 24, 1998, a former employee served TCSI Corporation with a complaint filed in Alameda County Superior Court alleging wrongful termination. The former employee seeks relief for pay, compensatory damages, punitive damages, and attorneys' fees. The discovery phase has commenced.

                                TCSI CORPORATION

         No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

Item 4.  Matters Submitted to a Vote of Security Holders

An annual meeting of shareholders of the Company was held at Alameda, California on May 5, 1998. The following matters were voted upon by the shareholders:

The following persons, who were only nominees, were re-elected as directors to hold office to serve until the next annual meeting or until their respective successors are elected or appointed, and received the following number of votes:

                                                   For                 Withheld
                                                ----------             --------
John C. Bolger                                  19,965,016              166,672
Ram A. Banin                                    19,962,516              169,172
Norman E. Friedmann, Ph.D.                      19,959,276              172,412
William A. Hasler                               19,965,166              166,522
David G. Messerschmitt, Ph.D.                   19,955,166              176,522
Harvey E. Wagner                                19,952,034              179,654

A proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was approved by the shareholders. The following votes were cast as to such proposal: For:
20,112,088; Against: 11,440; Abstain: 8,160.

Item 5.  Other Information

         Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of stockholders, if a stockholder of the Company fails to notify the Company of a proposal that such stockholder intends to raise at the Company' annual meeting of stockholders at least 45 days prior to April 6, 1999, then the proxies of management would be allowed to use their discretionary voting authority with respect to such a non-Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the Company's proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit No.        Description
-----------        -----------
       27          Financial Data Schedule.

See Exhibit Index on page 29.

(b)      Reports on Form 8-K.


There were no reports on Form 8-K filed during the quarter ended June 30, 1998. During the quarter ended March 31, 1998, the Company filed the following reports on Form 8-K:

Report on Form 8-K dated February 25, 1998 reporting the appointment of John Bolger to Chairman of the Board and of Dr. Norman E. Friedmann to the Board as reported in the press release of same date

Report on Form 8-K dated January 30, 1998 reporting an exclusive agreement with Ameritech to market advanced wholesale billing technology as reported in the press release of same date

Report on Form 8-K dated January 29, 1998 reporting 1997 results as reported in the press release of same date

                                TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.


                                TCSI CORPORATION
                                (Registrant)


                                     By /s/ Arthur H. Wilder
                                        ---------------------------------------
                                        Arthur H. Wilder
                                        Chief Financial Officer, Secretary, and
                                        Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)

                                TCSI CORPORATION

                                INDEX OF EXHIBITS

  Exhibit No.                              Description
----------------    -----------------------------------------------------------

      27            Financial Data Schedule