Form 10-Q
period 1998-09-30
TCSI CORP
filed 1998-11-16
CIK 875315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377
                       ---------

                                TCSI Corporation
             (Exact name of registrant as specified in its charter)


               NEVADA                                68-0140975
------------------------------------    ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

              1080 Marina Village Parkway, Alameda, CA 94501
----------------------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (510) 749-8500
                              --------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      -------

     22,452,070 shares of Common Stock of the Registrant were outstanding as of November 13, 1998.

                                Table of Contents

                                                                            Page

Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
              September 30, 1998 (Unaudited) and December 31, 1997             3

         Consolidated Statements of Operations for the three and
              nine months ended September 30, 1998 and 1997 (Unaudited)        4

         Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1998 and 1997 (Unaudited)        5

         Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12


Part II - Other Information

Item 1.  Legal Proceedings                                                    25

Item 2.  Changes in Securities                                               N/A

Item 3.  Defaults Upon Senior Securities                                     N/A

Item 4.  Submission of Matters to a Vote of Security Holders                 N/A

Item 5.  Other Information                                                   N/A

Item 6.  Exhibits and Reports on Form 8-K                                     26

Signature                                                                     27

Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   September 30,          December 31,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $       32,743        $        33,566
     Marketable securities                                                                17,711                 20,301
     Receivables                                                                           7,985                 11,803
     Other receivables                                                                       786                    682
     Deferred tax assets                                                                   2,114                  2,164
     Other current assets                                                                    815                    925
                                                                                  -----------------     -----------------
         Total current assets                                                             62,154                 69,441
Furniture, equipment and leasehold improvements, net                                       9,283                 10,165
Noncurrent marketable securities                                                           8,073                  1,600
Noncurrent deferred tax assets                                                             1,971                  2,297
Other assets                                                                                 728                    728
                                                                                  -----------------     -----------------
                                                                                  $       82,209        $        84,231
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $        1,837        $         2,410
     Accrued liabilities                                                                   3,991                  2,880
     Deferred revenue                                                                        872                  3,640
     Income taxes payable                                                                    473                  1,153
                                                                                  -----------------     -----------------
         Total current liabilities                                                         7,173                 10,083
                                                                                  -----------------     -----------------

Shareholders' equity:
     Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized;
         none issued and outstanding                                                           -                      -
     Common Stock, par value $0.10 per share; 75,000,000 shares authorized;
         22,452,070 and 22,135,949  shares issued and outstanding, at September
         30, 1998 and December 31, 1997, respectively                                      2,245                  2,214
     Additional paid-in capital                                                           50,669                 49,133
     Accumulated other comprehensive loss                                                   (412)                  (126)
     Retained earnings                                                                    22,534                 22,927
                                                                                  -----------------     -----------------
         Total shareholders' equity                                                       75,036                 74,148
                                                                                  -----------------     -----------------
                                                                                  $       82,209        $        84,231
                                                                                  =================     =================

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                          ---------------------------------   ---------------------------------
                                                               1998              1997              1998              1997
                                                          ---------------   ---------------   ----------------  ----------------

Revenues:
     Services                                              $     7,383       $     9,239       $      24,154     $    26,097
     Software licensing fees                                     2,333               518               7,706           2,998
                                                          ---------------   ----------------  ----------------  ----------------
          Total revenues                                         9,716             9,757              31,860          29,095
                                                          ---------------   ----------------  ----------------  ----------------

Costs, expenses, and special items:
     Services                                                    5,378             5,617              14,992          15,899
     Product development                                         3,264             1,408               8,709           4,221
     Selling, general and administrative                         3,425             4,287              10,933          13,161
     Nonrecurring special items                                      -                 -                (550)          1,088
                                                          ---------------   ----------------  ----------------  ----------------
          Total costs, expenses, and special items              12,067            11,312              34,084          34,369
                                                          ---------------   ----------------  ----------------  ----------------

Loss from operations                                            (2,351)           (1,555)             (2,224)         (5,274)

Interest income                                                    803               808               2,351           2,286
                                                          ---------------   ----------------  ----------------  ----------------
Income (loss) before income tax provision (benefit)             (1,548)             (747)                127          (2,988)
Income tax provision (benefit)                                    (150)             (254)                520          (1,015)
                                                          ---------------   ---------------   ----------------  ----------------
Net loss                                                   $    (1,398)      $      (493)      $        (393)    $    (1,973)
                                                          ===============   ================  ================  ================
Loss per share-Basic and Diluted                           $     (0.06)      $     (0.02)      $       (0.02)    $     (0.09)
                                                          ===============   ================  ================  ================
Shares used to compute basic and diluted loss per share         22,410            21,730              22,315          21,510
                                                          ===============   ================  ================  ================

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                          ------------------------------------
                                                                                               1998                1997
                                                                                          ----------------   -----------------
Cash flows from operating activities:
   Net loss                                                                                $         (393)    $       (1,973)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                                  2,913              2,816
     Deferred tax assets                                                                              376               (104)
     Changes in assets and liabilities:
        Receivables                                                                                 3,818                 16
        Other receivables                                                                            (104)              (269)
        Other current assets                                                                          110              1,318
        Accounts payable                                                                             (573)            (2,073)
        Accrued liabilities                                                                         1,111             (2,067)
        Deferred revenue                                                                           (2,768)             1,444
        Income taxes payable                                                                         (680)             2,686
                                                                                          ----------------   -----------------
        Net cash provided by operating activities                                                   3,810              1,794
                                                                                          ----------------   -----------------

Cash flows from investing activities:
   Capital and leasehold improvement expenditures, net                                             (2,145)           (5,918)
   Purchases of marketable securities                                                             (31,457)          (13,061)
   Maturities and sales of marketable securities                                                   27,574            18,500
   Decrease in other noncurrent assets                                                                  _               536
                                                                                          ----------------   -----------------
        Net cash provided by (used in) investing activities                                        (6,028)               57
                                                                                          ----------------   -----------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock                                                           1,567             2,664
                                                                                          ----------------   -----------------
        Net cash provided by financing activities                                                   1,567             2,664
                                                                                          ----------------   -----------------
Effect of exchange rate changes on cash and cash equivalents                                         (172)             (121)
                                                                                          ----------------   -----------------
Net change in cash and cash equivalents                                                              (823)            4,394

Cash and cash equivalents at the beginning of the period                                           33,566            30,880
                                                                                          ----------------   -----------------
Cash and cash equivalents at the end of the period                                         $       32,743     $      35,274
                                                                                          ================   =================

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for income taxes                            $          663     $      (3,598)
                                                                                          ================   =================


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of the management of TCSI Corporation ("TCSI" or the "Company"), the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the December 31, 1997 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

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

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements and also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 for 1998 and is currently studying its provisions which need not be applied to interim financial statements in the initial year of its application. The Company does not expect the provisions of SFAS 131 to result in a material future change in the presentation of its segment financial information nor does it expect a material future change in its current segment groupings.

     In March 1998, the American Institute of Certified Public Accountants finalized Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. The new SOP requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. This SOP is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. Although the Company has not fully assessed the implications of this new statement, the Company does not believe that its adoption will have a material impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes standards for reporting information about derivative instruments and hedging activities, requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and requires that those instruments be measured at fair value. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. The Company does not currently have any derivative instruments but is currently involved in hedging. Although the Company has not fully assessed the implications of SFAS 133, the Company does not believe that its adoption will have a material impact on its financial statements.

Reclassifications

     Certain 1997 balances have been reclassified to conform to the current year presentation.

NOTE 2 - RECEIVABLES AND CREDIT RISK

     Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company does not anticipate any significant default from a customer's inability to make a payment for products received and/or for services rendered. Allowances are maintained for potential credit losses.

Receivables consist of the following:

                                        September 30,         December 31,
                                             1998                 1997
                                      -----------------    ------------------
                                                  (In thousands)
                                                   (Unaudited)

Billed receivables                      $       4,211        $      10,366
Unbilled receivables                            4,174                1,837
Allowance for doubtful accounts                  (400)                (400)
                                      -----------------    ------------------
                                        $       7,985        $      11,803
                                      =================    ==================

NOTE 3 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

     Furniture, equipment, and leasehold improvements are stated at cost. Straight-line depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years. Amortization is provided for leasehold improvements over the life of the lease utilizing the straight-line method.

     Furniture, equipment, and leasehold improvement balances consist of the following:

                                        September 30,         December 31,
                                             1998                 1997
                                      -----------------    ------------------
                                                  (In thousands)
                                                   (Unaudited)

Computer and lab equipment            $      16,585        $      14,814
Furniture and fixtures                        3,914                3,613
Leasehold improvements                        6,579                6,660
                                      -----------------    ------------------
                                             27,078               25,087
Accumulated depreciation and
amortization                                (17,795)             (14,922)
                                      -----------------    ------------------
                                      $       9,283        $      10,165
                                      =================    ==================

NOTE 4 - INCOME TAXES

     The Company anticipates that its total income tax provision for the year will be approximately equivalent to the taxes paid to foreign jurisdictions as the Company's overall domestic income tax provision will be approximately zero. Accordingly, the Company has recorded a tax provision of $0.5 million for the nine months ended September 30, 1998. The Company's anticipated income tax provision could change based on a difference in the estimated amount or geographic mix of the Company's revenues.

     At September 30, 1998, the Company had approximately $4.1 million of deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future operations to obtain the benefit from the reversal of temporary differences. While there is no valuation allowance provided for the deferred tax assets at September 30, 1998, should the Company be unable to project sufficient future taxable income, a valuation allowance may be necessary for some or all of the deferred tax assets; this would negatively impact the Company's income tax provision in future periods.

NOTE 5 - NET LOSS PER SHARE

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations under SFAS 128:


                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                          1998             1997              1998             1997
                                      -------------    -------------    --------------   --------------
                                                  (In thousands, except per share amounts)
                                                                (Unaudited)

Basic EPS Computation
Net loss                              $    (1,398)      $     (493)      $     (393)      $   (1,973)
                                      =============    =============    ==============   =============

Weighted-average common shares             22,410           21,730           22,315           21,510
                                      =============    =============    ==============   =============

Loss per share-Basic                  $     (0.06)      $    (0.02)      $    (0.02)      $    (0.09)
                                      =============    =============    ==============   =============


                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                          1998             1997              1998             1997
                                      -------------    -------------    --------------   --------------
                                                  (In thousands, except per share amounts)
                                                                (Unaudited)

Diluted EPS Computation
Net loss                               $   (1,398)      $    (493)       $     (393)      $   (1,973)
                                      =============    =============    ==============   =============

Weighted-average common shares
                                           22,410          21,730            22,315           21,510
Effect of dilutive options                      -               -                 -                -
                                      -------------    -------------    --------------   -------------
Dilutive potential common shares           22,410          21,730            22,315           21,510
                                      =============    =============    ==============   =============

Loss per share-Diluted                 $    (0.06)      $   (0.02)      $     (0.02)    $      (0.09)
                                      =============    =============    ==============   =============

     Since the Company had an operating loss for the above periods causing dilutive options to become antidilutive, the following weighted-average common shares (with an exercise price less than the average market price of the Company's Common Stock) were not included in the above calculation:

                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                          1998             1997              1998             1997
                                      -------------    -------------    --------------   --------------
                                                  (In thousands, except per share amounts)
                                                                (Unaudited)

Weighted-average common shares                 53              285               156              310
                                      =============    =============    ==============   =============
Weighted-average exercise price       $      3.15      $      4.68      $       5.20     $       4.14
                                      =============    =============    ==============   =============

     Antidilutive Securities The following antidilutive securities consist of options not included in the computation of diluted loss per share because the exercise price of each of these options was greater than the average market price of the Company's Common Stock during the period:

                                           Three Months Ended                 Nine Months Ended
                                              September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                          1998             1997              1998             1997
                                      -------------    -------------    --------------   --------------
                                                  (In thousands, except per share amounts)
                                                                (Unaudited)


Absolute options outstanding at end
of period                                   2,867            1,366            1,367            1,366
                                      =============    =============    ==============   =============
Weighted-average exercise price       $      6.17      $      7.08      $      6.74      $      7.13
                                      =============    =============    ==============   =============

     These antidilutive options outstanding during the three- and nine-month periods ended September 30, 1998 expire during the years 2000 through 2004. Antidilutive options outstanding during the three- and nine-month periods ended September 30, 1997 expire during the years 2000 through 2003.

NOTE 6 - COMPREHENSIVE LOSS

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

     The following is a summary of comprehensive loss for the three- and nine-month periods ended September 30, 1998 and 1997, respectively:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                      ------------------------------    ------------------------------
                                                          1998             1997             1998             1997
                                                      -------------    -------------    --------------   --------------
                                                                              (In thousands)
                                                                                (Unaudited)
Net loss                                              $  (1,398)        $     (493)     $       (393)    $    (1,973)
Translation losses                                           (3)               (35)             (172)           (121)
Unrealized gains (losses) on securities                     (17)               (25)             (114)             71
                                                      -------------    -------------    --------------   --------------
Comprehensive loss                                    $  (1,418)        $     (553)     $       (679)    $    (2,023)

                                                      =============    =============    ==============   =============

NOTE 7 - LITIGATION

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J.
Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On June 5, 1998, plaintiffs filed a second amended complaint. A demurrer to that complaint was filed on August 21, 1998. Oral argument of that demurrer is scheduled for November 24, 1998.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The original complaint in the Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated the California Corporations Code, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint alleging breach of fiduciary duty and violation of the California Corporations Code. On May 13, 1998, defendants filed a demurrer to the second amended complaint and on

October 15, 1998, the Court entered an order granting the demurrer to the California Corporations Code cause of action with leave to amend, and striking allegations of nonintentional misconduct. Plaintiff has not amended the complaint within the time alloted by the Court.

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. The Court ordered that plaintiffs seek class certification prior to adjudication of defendants' motion to dismiss on April 20, 1998. Pursuant to that order, the parties stipulated to the conditional certification of a plaintiff class, and plaintiffs sent notice to the putative class members explaining that putative class members had until August 28, 1998 to opt out of the plaintiff class. The opt-out period closed on or about August 28, 1998. The Court did not hear oral argument and has taken the motion under submission.

     In  1997,  Atmel  Corporation  made  a  claim  under  the  1996  TCSI/Atmel
Corporation Purchase Agreement. In 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the statements of operations.

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

Overview

     TCSI Corporation provides integrated software products and services for the global telecommunications ("telecom") industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Since 1993, the Company's telecom growth has been led by sales of SolutionCore(R) and related products and services. Prior to 1997, the Company also earned revenues from licensing embedded software contained in wireless products and from the development of system solutions for customers in the insurance, healthcare, and transportation industries. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, since 1997, the Company has focused almost entirely on offering software solutions to the telecom industry.

     The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes in total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been and is under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues from software licensing fees only after delivery of software products and if there are no remaining significant post-delivery obligations. The Company recognizes revenues from software licensing fees with significant post-delivery obligations associated with the related services contract on a percentage-of-completion basis.

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

     Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Although management intends to target product development spending at levels consistent with other software companies, from time to time, spending may be greater or less than these amounts, as circumstances dictate. Furthermore, management expects that, from time to time, it may acquire businesses, products, or technologies to enhance the Company's current product offerings.

Results of Operations

     Revenues. The Company generates revenues from the sale of its software products and related services to the telecom industry. Total revenues for the quarter ended September 30, 1998 remained consistent with the comparable 1997 period at $9.7 million. Total revenues for the nine months ended September 30, 1998 increased 10% to $31.9 million. NEC, Lucent Technologies ("Lucent"), and Siemens were the largest customers during the 1998 third quarter. Each of these customers accounted for more than 10% of the Company's 1998 year-to-date revenue. Revenues from services ("service revenues") continued a downward trend to $7.4 million for the quarter ended September 30, 1998 from $9.2 million for comparable 1997 period. Service revenues decreased to $24.2 million, or 76% of total 1998 revenues, from $26.1 million. The downward trend may continue until the Company's existing and future customers ramp up their development efforts. Revenue from software licensing fees ("license revenues") improved by 350% from $0.5 million to $2.3 million, or 24% of 1998 third quarter revenues. License revenues improved to $7.7 million, or 24% of total 1998 revenues. Approximately two-thirds of license revenues for the quarter were from runtime licenses. The Company expects that runtime license revenues will continue to vary from quarter to quarter. GTE, Siemens Nixdorf Information Systems, Ltd., and Lucent accounted for 72% of TCSI's 1998 third quarter license revenues.

     Revenues from the Asia-Pacific region decreased to $4.7 million for the quarter ended September 30, 1998 from $5.7 million for the comparable period. For the nine-month period ended September 30, 1998, respectively, revenues from the Asia-Pacific region increased to $16.7 million from $14.0 million for the comparable 1997 period. Revenues are attributable to follow-on contracts with existing customers, particularly NEC and IDC. Revenues from America increased to $3.2 million and $10.2 million for the three- and nine-month periods ended September 30, 1998, respectively, compared to $1.8 million and $6.4 million for the comparable 1997 periods. The increase primarily results from continued follow-on contract revenues with Lucent, Bell Atlantic, and Motorola. Revenues from Europe decreased to $1.9 million and $4.9 million for the three- and nine-month periods ended September 30, 1998, respectively, compared to $2.3 million and $8.6 million for the comparable 1997 periods. The decreases were due to continued delays in the selling cycle with some of our equipment manufacturers in Europe. The Company generally recognizes service revenues involving design, development, testing and deployment over a twelve- to eighteen-month period. The Company expects the geographical mix ofrevenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

     To date, a portion of revenues has been concentrated among a limited number of customers. For the nine months ended September 30, 1998, the concentration of revenues from the Company's five largest customers increased to 77% from 70% for the comparable 1997 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See the "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration" section.)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. Direct costs of services for the quarter ended September 30, 1998 decreased slightly to $5.4 million from the comparable 1997 period. For the nine months ended September 30, 1998, costs of services declined 6% to $15.0 million from $15.9 million for the comparable 1997 period. Costs of services were 73% of revenues from services for the quarter ended September 30, 1998 compared to 61% for the comparable 1997 period. Costs of services were 62% of revenues from services for nine months ended September 30, 1998 compared to 61% for the comparable 1997 period. The cost of service percentage may remain at the third quarter 1998 levels until existing and future customers ramp up their development efforts. The Company plans to continue its commitment to quality and performance.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the quarter ended September 30, 1998, the Company invested $3.3 million or 34% of revenues on product development compared with $1.4 million or 15% of revenues for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company invested $8.7 million or 27% of revenues on product development compared with $4.2 million or 15% of revenues for the nine months ended September 30, 1997. Product development spending increased as planned during the third quarter and nine-month period of 1998 compared to the same periods of 1997, reflecting the Company's continuing commitment to become a true software product supplier. The Company expects to continue to invest in SolutionCore, as well as its new component-based applications, SolutionSuites(R). There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the quarter ended September 30, 1998, selling, general, and administrative expenses decreased 20% to $3.4 million from $4.3 million for the comparable 1997 period. For the nine months ended September 30, 1998, selling, general, and administrative expenses decreased 17% to $10.9 million from $13.2 million for the comparable 1997 period. Selling, general, and administrative expenses were 35% of revenues for the quarter ended September 30, 1998 compared to 45% of revenues in the comparable 1997 period. For the nine months ended September 30, 1998, selling, general, and administrative expenses were 34% of revenues compared to 45% of revenues in the comparable 1997 period. The decrease in spending is due to lower headcount and a reallocation of telephone and information systems support expenses to their corresponding user departments. In other words, telephone and information systems support expenses were charged to general and administrative expense in periods prior to 1998.

     Nonrecurring special items. During the nine months ended September 30, 1998, the Company recorded a nonrecurring gain of $550,000 in following the settlement of litigation related to the sale of a non-telecom business unit. During the comparable 1997 period, the Company concluded the sale of equipment resulting in a nonrecurring loss of $1.1 million.

     Income Tax Provision (Benefit). The Company anticipates that its total income tax provision for the year will be approximately equivalent to the taxes paid to foreign jurisdictions as the Company's overall domestic income tax provision will be approximately zero. Accordingly, the Company has recorded a tax provision of $0.5 million for the nine months ended September 30, 1998. The Company's anticipated income tax provision could change based on a difference in the estimated amount or geographic mix of the Company's revenues.

     At September 30, 1998, the Company had approximately $4.1 million of deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future operations to obtain the benefit from the reversal of temporary differences. While there is no valuation allowance provided for the deferred tax assets at September 30, 1998, should the Company be unable to project sufficient future taxable income, a valuation allowance may be necessary for some or all of the deferred tax assets; this would negatively impact the Company's income tax provision in future periods.

Liquidity and Capital Resources

Operating Activities

     Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 1998, compared to $1.8 million for the comparable 1997 period. Cash flows from operating activities for the nine months ended September 30, 1998 primarily reflected a net loss of $0.4 million, depreciation and amortization of $2.9 million, and decreases in receivables and deferred revenue of $3.8 million and $2.8 million, respectively. Cash flows from operating activities for the nine months ended September 30, 1997 primarily reflected a net loss of $2.0 million, depreciation and amortization of $2.8 million, decreases in accounts payable and accrued liabilities of $2.1 million each and an increase in deferred revenue of $1.4 million. The increase in cash provided by operating activities over 1997 is primarily due to the decrease in accounts payable from the payment of year-end liabilities related to the buildout of the Alameda facility in the first quarter of 1997 and from the decrease in accrued liabilities resulting from reductions in bonus and commission payments in 1998 compared to 1997. Other significant changes are the decreases in deferred revenue and income taxes payable. The decrease in deferred revenue from 1997 is primarily attributable to a decrease in the volume of contracts being entered into that incorporate prepayments and to the deployment of the Data Network Management System for Bell Atlantic. The decrease in income taxes payable over 1997 is consistent with the refunds received during 1997.

Investing Activities

     Net cash used in investing activities was $6.0 million for the nine months ended September 30, 1998 compared to net cash provided by investing activities of $57,000 for the comparable 1997 period. The Company purchased $31.5 million of marketable securities while $27.6 million of marketable securities matured, compared to the purchase of $13.1 million and $18.5 million of maturities for the comparable period in 1997. During the nine months ended September 30, 1998, the Company also shifted a portion of its investment portfolio into longer-term investments in anticipation of the predicted decline in interest rates. The net decrease in cash flows from investing activities also included $5.9 million of cash used for capital expenditures and leasehold improvements during the first nine months of 1997 compared to $2.1 million of cash used for capital expenditures for the comparable period of 1998. The capital expenditures during 1997 are primarily related to the consolidation of the Company's facilities in Northern California and to the establishment of the Company's new office in the United Kingdom.

Financing Activities

     Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 1998 compared to $2.7 million for the comparable 1997 period. The decrease was the result of a decrease in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan which is a function of market conditions and investment decisions made by employees.

     As of September 30, 1998, the Company had cash and cash equivalents and marketable securities of $58.5 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

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

     Historically, a portion of the Company's revenue has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, results of operations may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the licensing of the Company's products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time, the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

Acceptance of the Company's Products; Product Development Risks

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced Operations Support System ("OSS") software developed by the

Company, the Company has in the past relied and will in the future continue to rely on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, even if successful, that the revenues from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

     Revenues attributable to the Company's software products and services have in the past accounted for and are expected to continue to account for a substantial majority of the Company's revenues. Accordingly, the Company's future business, operating results, and financial condition are significantly dependent upon the continued market acceptance of its portfolio of products and services. There can be no assurance that the Company's technology will continue to achieve market acceptance or that the Company will be successful in developing, introducing, or marketing improvements to its products. Moreover, the life cycle of component-based products is difficult to estimate due in large part to the recent changes in the telecom market, the effect of future product enhancements, and competition. A decline in the demand for the Company's software as a result of new or existing competing technologies, or other factors would have a material adverse effect on the Company's business, operating results, and financial condition.

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1997 and in 1998, a large portion of revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. While the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. In addition, the Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had preexisting relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

Product Defects

     The Company provides complex software products for major telecom equipment manufacturers, systems integrators, and service providers. The development and enhancement of such complex software entails substantial risks of product defects. The Company has in the past identified software defects in certain of its products. There can be no assurance that errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenues, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results, and financial condition.

Implementation Risks

     As is characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. In some cases, the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, if the Company's products did not meet specifications or cause customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such implementation complexities. Because the Company's customer base consists of a relatively limited number of customers, the product defects or implementation errors would be potentially damaging to the Company's reputation. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

International Sales

     Revenues outside of the Americas accounted for 68% of the Company's total revenues for the nine months ended September 30, 1998. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements; including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs; and other trade barriers. In addition, while the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. Also, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

     International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenues by pricing its products and services in United States dollars whenever possible. The Company, however, generally pays the expenses of its international operations in local currencies and generally does not engage in hedging transactions with respect to such obligations. Upward fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. In order to reduce the risk of exchange rate losses from foreign currency denominated sales, which historically have not been material, the Company has engaged in a limited quantity of hedging transactions. There can be no assurance that such hedging transactions will not have a material adverse effect on the Company's business, operating results, and financial condition.

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

Competition

     The Company offers products and services in the evolving market for telecom OSS software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors, technological developments, and emerging industry standards in the development of telecommunications network management software solutions. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company's current and prospective competitors offer a variety of solutions to address OSS needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete OSS software: telecom applications platform, configurable applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution, greater name recognition, longer-standing relationships with customers than the Company and other resources. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

     The Company's products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, and introductions or modifications by systems vendors and by vendors of relational database software could materially adversely impact the Company's business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers would have a material adverse effect on the Company's business, operating results, and financial condition.

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

     In addition, certain of the Company's customers regard the solutions provided by the Company to be proprietary to such customers and may attempt to prohibit the Company from using or otherwise benefiting from certain of the advances made in developing such solutions. Although the Company intends to increasingly standardize its integration solutions through the use of component-based software products, there can be no assurance that the prohibition or restrictions imposed by certain customers on the use of certain intellectual property will not adversely affect the Company's business, operating results, and financial condition.

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

Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has recently experienced changes in its executive management. For example, in November 1998, the Company appointed a new Vice President of Marketing. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Risks Associated with Acquisitions

     The Company periodically evaluates potential acquisitions of complementary businesses, products, and technologies. To support its growth plans, the Company may acquire companies that have a significant installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance the Company's competitive position. Such acquisitions could subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. To date, the Company has not consummated an acquisition transaction. The failure to successfully evaluate, negotiate, and effect acquisition transactions could have a material adverse effect on the Company's business, operating results, and financial condition.

Volatility of Stock Price

     The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. Due to the foregoing factors, it is likely that the Company's revenues or operating results will be below the expectations of public market analysts and investors in some future period. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. In late September 1997, a class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The state actions allege violations of state securities laws during 1995 and 1996, and the federal action alleges violations of the federal securities laws. Management believes that the lawsuits are without merit and is contesting them.

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

                                TCSI CORPORATION

Part II - Other Information

Item 1.  Legal Proceedings

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J.
Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. On July 23, 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. On June 5, 1998, plaintiffs filed a second amended complaint. A demurrer to that complaint was filed on August 21, 1998. Oral argument of that demurrer is scheduled for November 24, 1998.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The original complaint in the Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties to the Company, violated the California Corporations Code, and were unjustly enriched. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. On February 24, 1998, plaintiff filed a second amended complaint alleging breach of fiduciary duty and violation of the California Corporations Code. On May 13, 1998 defendants filed a demurrer to the second amended complaint and on October 15, 1998, the Court entered an order granting the demurrer to the California Corporations Code cause of action with leave to amend, and striking allegations of nonintentional misconduct. Plaintiff has not amended the complaint within the time alloted by the Court.

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. On January 14, 1998, defendants moved to dismiss the Copperstone Federal Action. The Court ordered that plaintiffs seek class certification prior to adjudication of defendants' motion to dismiss on April 20, 1998. Pursuant to that order, the parties stipulated to the conditional certification of a plaintiff class, and plaintiffs sent notice to the putative class members explaining that putative class members had until August 28, 1998 to opt out of the plaintiff class. The opt-out period closed on or about August 28, 1998. The Court did not hear oral argument and has taken the motion under submission.

     In  1997,  Atmel  Corporation  made  a  claim  under  the  1996  TCSI/Atmel
Corporation Purchase Agreement. In 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the statements of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed herewith:

Exhibit No.         Description

        3.4         Amended and Restated Bylaws
        27          Financial Data Schedule

See Exhibit Index on page 28.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                TCSI CORPORATION

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 1998.


                                TCSI CORPORATION
                                  (Registrant)


                              By /s/ Arthur H. Wilder
                              Arthur H. Wilder
                              Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

                                TCSI Corporation

                                INDEX OF EXHIBITS

  Exhibit No.                                Description
-----------------     ----------------------------------------------------------
      3.4               Amended and Restated Bylaws
      27                Financial Data Schedule