Form 10-K
period 1998-12-31
TCSI CORP
filed 1999-03-31
CIK 875315

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                      0-19377
    December 31, 1998                                  (Commission File Number)

                                TCSI Corporation
             (Exact name of Registrant as specified in its charter)

        Nevada                                            68-0140975
(State of Incorporation)                       (IRS Employer Identification No.)

1080 Marina Village Parkway, Alameda, California             94501
    (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (510) 749-8500

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 12, 1999 was approximately $40.8 million.

     The number of shares outstanding of the Registrant's common stock, $0.10 par value, as of March 12, 1999 was 22,572,532.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held on May 6, 1999, are incorporated by reference into Part III of this Report.

                                TCSI CORPORATION

                                Table of Contents


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              1

Item 2.  Properties                                                            9

Item 3.  Legal Proceedings                                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                  10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Shareholder Matters                                                  11

Item 6.  Selected Consolidated Financial Data                                 12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  13

Item 7A. Qualitative and Quantitative Disclosures About Market
         Risk                                                                 27

Item 8.  Financial Statements and Supplementary Data                          27

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  27

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   28

Item 11. Executive Compensation                                               28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       28

Item 13. Certain Relationships and Related Transactions                       28

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules,
         and Reports on Form 8-K                                              29

                                     PART I

Item 1. Business

     In addition to historical information contained herein, this Business section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect current expectations and there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the "Certain Factors That May Affect Future Results and Market Price of Stock" section in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company

     TCSI Corporation ("TCSI" or the "Company") provides integrated software products and services for the global telecommunications ("telecom") industry. TCSI's products and services enable telecom service providers, equipment manufacturers, and systems integrators to rapidly meet the growing demand for automated management of a wide range of networks and services. The Company offers SolutionCore(R), a telecom applications development and deployment platform; SolutionSuites(R), sets of packaged, highly-configurable applications; and SolutionServicesTM, specialized implementation and consulting services. TCSI serves its customers in offices throughout the United States, Europe, and Asia-Pacific. TCSI's software solutions are purchased by many of the world's leading telecommunications companies, including Bell Atlantic, Telkom South Africa, Nippon Telegraph and Telephone ("NTT"), and IDC in Japan. The Company's software is also incorporated into telecommunications equipment systems provided by manufacturers including Hughes Network Systems, Motorola, Italtel, Lucent Technologies, Anritsu, and NEC Corporation.

     Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Prior to 1997, the Company also earned revenue from licensing embedded software contained in wireless products and from the development of system solutions for customers in the transportation industry. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, since 1997, the Company has focused entirely on offering software solutions to the telecom industry.

Industry Background

     The telecommunications market can be divided into two tiers: (i) traditional full-service providers and network operators, such as Regional Bell Operating Companies ("RBOCs") and national communications carriers (incumbent companies) and (ii) smaller network operators and independent telephone companies (emerging companies). Incumbent companies typically have complex technical requirements and large budgets devoted to the acquisition of technology to maintain their legacy systems, enhance their existing service offerings, and deploy new services and network management systems. In contrast, emerging telecom companies typically have limited resources for the acquisition of advanced technology, but are often more focused on rapidly building new networks and leveraging proven and more complete systems. Several recent trends within the communications industry are changing the needs of both incumbent and emerging service providers and of telecom equipment manufacturers. These trends include the following:

     o Increased competition is driving the need for rapid introduction of new products. Deregulation and privatization of the telecom industry worldwide have intensified competition among existing operators of public communications networks and have encouraged the rapid entry of new service providers. Telephone network operators also face increasing competition from cable companies and wireless companies for the provisioning of telephone and newer services, including high bandwidth data and video. To remain competitive, network operators are continually seeking to differentiate themselves by improving existing service offerings and accelerating the time-to-market for new services, while at the same time reducing operational costs and downsizing their organizations. These trends have increased the need for scalable and flexible software solutions to enable the rapid introduction of new and enhanced services to a growing number of subscribers and to improve and automate the management of communications networks. The need to manage and respond quickly to rapidly changing market and infrastructure conditions has become a focus for many telecom companies.

     o Proliferation of new communications services. Use of communications networks has grown rapidly in recent years as a result of increased use of computing and networking technology, wireless services, broadband data and video services, and other services. This has resulted in increased demand for communications capacity worldwide from operators of advanced intelligent networks, the Internet, and other types of public networks. At the same time, network infrastructures have become more diverse in order to provide new services, and network operators must enhance and maintain these increasingly complex infrastructures to support the broadening array of services. For example, a single network operator's infrastructure can include asynchronous transfer mode (ATM), Internet protocol (IP), broadband synchronous optical network (SONET), frame relay, wireless cellular and personal communication service (PCS), and internal signaling and control networks, all of which must work together to provide reliable and efficient service. As a result of this proliferation of services, individual networks and the interconnections among networks have become considerably more complex. This increased complexity places a strain on network management and control systems that incorporate multi-vendor equipment.

System Management Requirements

     Competition among existing and new telecom service providers, the proliferation of new communications services, and pressure to provision new services quickly and cost-effectively has placed increased demands on telecom service providers and equipment manufacturers. These demands have resulted in the following system management requirements:

     o Need to link technology and customers. Historically, a telecom company's discrete network components and the broader network have been managed separately from service activation and assurance of specific services to the handling of billing, customer service, and other administrative tasks. The introduction of a new service affects all components of an operator's infrastructure. For example, a customer desiring a temporary 800-number for a special event requires a network operator to process the order and activate the service by providing special instructions to the appropriate network components (service fulfillment), monitor the network and respond to traffic bottlenecks and unexpected service interruptions or failures (service assurance), and update billing, accounting, and marketing databases (customer care).

          In response to increased competition, there is a greater need to rapidly introduce new services and respond to customer service requests. There is also an increased need to tighten the link between a telecom network's technology components and service management (and ultimately the customer). As a result, new network software implementation will increasingly address specific business processes and customer service requirements rather than network technology requirements. The implication to software and hardware vendors is the need to offer systems with proven technical and business viability. Further, telecommunications service provider's technology decisions are increasingly being led by marketing personnel, and include input from various business functional areas throughout such companies. As service providers focus more on customer care, there will be a need for network systems designed to provide management more meaningful information with automated links from the customer support processes straight through to network and equipment management processes.

     o    Standardization   of   telecom   management   systems.    Competition,
          innovation, and profitability are becoming the main drivers shaping the investment decisions of communications service providers and equipment manufacturers in many parts of the world. Service providers are looking for solutions that will not require them to lock into complex proprietary technologies or to be limited to a small number of equipment suppliers. Further, as deregulation enables companies to compete on a more global scale, communications companies are increasingly seeking to standardize network architecture and infrastructure (including hardware and software components) as well as business practices.

          As open,  distributed  computing  and industry  standards  continue to evolve, hardware and software vendors will need to supply communications equipment and software solutions that permit such standardization.

     o New software requirements. The rapid proliferation of communication services and networks requires highly flexible and customizable management and control systems that can rapidly respond to changing market and infrastructure conditions. Commonly called, operations support systems ("OSS"), these systems must also integrate the
          increasing   number  of  network   elements   involved  in  any  given
          connection.   New  technology  must  enable  and  automate  the  rapid
          provisioning of new and enhanced services. Increased competition requires OSS solutions that enable cost-effective change management and offer highly reusable technology in order to reduce the time-to-market for new or enhanced services by taking advantage of past development work. Scalability is increasingly important since the rates of growth of new services and number of subscribers are highly variable and often unpredictable. Solutions that are not highly scalable may not be adequate for mission-critical, long-lived networks. The mission-critical nature of public networks also demands solutions that are highly reliable. Software products that meet all of these requirements are very complex, and suppliers of these products must increasingly provide highly specialized implementation, integration, and customization services in order to provide complete software solutions. The Company believes that few companies possess both the industry expertise and software development capabilities to provide integrated solutions to the communications industry.

Product Portfolio Strategy

     TCSI believes that its future success depends primarily upon the development and enhancement of OSS software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the customized development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs internally. During 1998 and 1997, the Company's product development costs totaled $12.3 million and $5.9 million, respectively Customer-sponsored product development costs were not material in 1998, 1997, and 1996. The Company intends to continue internal company-sponsored product development funding.

     During 1998, the Company continued to enhance its development platform, SolutionCore, and to develop component-based applications software (SolutionSuites) used to automate business processes for a range of communications networks and services. Through internal development, key-licensing agreements, strategic alliances and joint marketing arrangements, the Company intends to continue investing financial resources in the ongoing development of its product portfolio.

     In early 1997, the Company announced the integration of IONA Technologies' Orbix product into SolutionCore. The integration of this Object Request Broker
(ORB) product enables the Company's product line to be fully interoperable with the Common Object Request Broker Architecture ("CORBA") 2.0, a key industry standard.

     In 1998, the Company entered into a licensing agreement with ILOG to incorporate ILOG JViews into SolutionCore. ILOG JViews is incorporated into the first release of TCSI's Presentation Services Package (PSP) for SolutionCore. ILOG's visualization expertise will enable PSP developers to create highly graphical, Java-based user interfaces that incorporate two-dimensional geographical mapping and graphical representations of customers' network topologies and architectures. Later in 1998, the Company entered into an agreement to incorporate Lumos' Element Access Server product (EAS) into SolutionCore. The Element Access Server allows SNMP and TL1-based network elements (NEs) to be controlled from clients running in a CORBA environment. Integration of EAS into SolutionCore enables TCSI's customers to more easily configure and manage their SNMP and TL1-based NEs.

     In these strategic relationships, the Company has agreed to pay a license fee for sales of all Company products that contain the integrated software products. The Company believes these strategic relationships are a key component of its product strategy, and will continue to seek ways to integrate third-party technology to enhance its products.

     During 1998, we also took the steps necessary to orient our SolutionSuites product portfolio to match industry standards and business processes that are common to all service providers. Those processes are service fulfillment, service assurance, and billing. The Company chose to focus initially on the assurance and fulfillment processes, and identified the critical functions in each process. During 1998, the Company expanded its product portfolio in the assurance and fulfillment process areas as a result of the following three agreements:

o The acquisition of GTE's Network Management Organization ("GTE-NMO") expanded our service fulfillment product portfolio by providing applications for order entry and service provisioning. Their product, the WorldWin Suite, was built using SolutionCore, thus significantly increasing the Company's ability to integrate it with other TCSI products. The acquisition also provided us with a team of engineers with deep telecom knowledge and satisfied emerging carrier market customers willing to serve as references.

o A licensing agreement with NTT added configuration management and service activation capabilities for data networks to our product portfolio. NTT's product was developed on SolutionCore by NTT and TCSI engineers. The product manages NTT's internal ATM networks, and the product is operational in multiple sites throughout Japan. The Company intends to integrate select components with provisioning components from GTE-NMO to provide full flow-through service activation.

o A recent marketing alliance with RTS Software Corporation yielded a solution that enables telecom service providers to manage customer service agreements and the field technician workforce. The Company intends to integrate RTS products into SolutionSuites to enable service providers to link real-time network data to service level agreements, thereby improving the service they provide to their customers.

Products and Services

     TCSI provides software solutions and services that enable its customers to minimize the costs and risks of developing and deploying complex OSS within the communications industry. Software licensing fees represented 26%, 14%, and 17% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. Services revenues accounted for 74%, 86%, and 71% of total revenues for 1998, 1997, and 1996, respectively.

SolutionCore Product Line

     SolutionCore,   introduced  in  1997,  provides  sophisticated  application development modules that can be used to rapidly build OSS for a variety of network technologies. Components of SolutionCore are as follows:

     o Object Services Package. The Object Services Package ("OSP") serves as the foundation for TCSI's SolutionCore product line. OSP is a fifth generation suite of advanced middleware and frameworks for building and deploying large, business-critical OSS for the communications industry. OSP enables application development and customization time to be shortened; enables developers to better manage the building of large-scale, distributed applications; enables full interoperability with Telecommunication's Management Network ("TMN") based applications; enables runtime changes, such as addition of application servers or changes to name server locations; and integrates graphical user interface, business application, and communication layers, helping users improve quality and reduce operating costs.

     o CORBA Services Package. The CORBA Services Package (CSP) enables full interoperability between OSP and CORBA applications.

     o TMN Services Package. The primary international standards for communications management are consolidated in the TMN series of recommendations from the International Telecommunications Union (ITU). TMN Services Package ("TSP") provides full TMN capabilities as part of the SolutionCore communications management platform. TSP supports the integration and management of heterogeneous networks and provides
          developers   with  a
          suite of development tools and application programming interfaces that eliminates the complexities of the underlying infrastructure.

     o Application Templates Package. Application Templates Package (ATP), based on an object-oriented, reusable framework for building large-scale communications applications, contains the templates that provide the basis for fault and event management applications. These features allow network operators to more effectively monitor the status of their networks, providing their customers with better services while reducing costs for development, training, and maintenance. Product features also manage user access and the administration of application servers.

     o Presentation Services Package. The Presentation Services Package ("PSP") provides an integrated Java-based framework that reduces the time, effort, and cost required to develop sophisticated, easy-to-use graphical user interfaces (GUI's) for SolutionCore. PSP allows the GUI developer to focus on satisfying the needs of their end-users, instead of building and maintaining integration code.

     o    Gateway  Services  Package.  In  addition  to  the  TMN  communication standards, the communications industry employs a number of other standards and protocols for managing network elements. Among these are the Simple Network Management Protocol (SNMP), widely deployed worldwide for managing IP devices such as switches and routers; the Transaction Language 1 (TL1) and Man-Machine Language (MML) protocols for managing legacy transmission and other telecom equipment in the United States and the rest of the world, respectively; and general text-based protocols for managing non-standard compliant equipment. The Gateway Services Package (GSP) provides an easy to use toolkit for accessing network elements using these protocols.

SolutionSuites Product Line

     TCSI's SolutionSuites are families of configurable application products that enable telecom service providers to automate and improve their business processes for delivering communication services. Each SolutionSuite is a family of best-of-breed products that can be sold separately, or bundled together into an integrated process automation solution. These products combine application software components that integrate and automate a broad range of communications management processes. Such products are available on a range of platforms, including UNIX and Windows NT servers, and are accessible from workstations and PCs.

     The Company is engaged in the process of continuously enhancing its application product offerings in an effort to provide customers with complete solutions. The Company currently offers the following SolutionSuites:

     o Service Fulfillment Suite. The Service Fulfillment Suite provides flow-through service creation, from Order Entry, Provisioning (design) of the service, and Activation of the service in the network. It is comprised of components acquired from GTE-NMO and from the license agreement with NTT.

     o Service Assurance Suite. The Service Assurance Suite manages the reliability of communications networks, and the quality of the communications services provisioned on those networks, including Fault and Performance Management, Service Level Agreements, and Workforce Management. This suite includes components provided in the marketing alliance with RTS Software, developed internally, and acquired from GTE-NMO.

     o WorldWin Suite. The WorldWin Suite is the flagship product created by the GTE-NMO group acquired from GTE by TCSI. The WorldWin Suite is a complete OSS suite for emerging communications providers, including Service Assurance, Service Fulfillment, and Billing interfaces. The Company intends to market this product to the emerging carrier market segment on a worldwide basis.

  SolutionServices

     The Company provides implementation services to develop customized solutions based on its SolutionCore and configuration services for SolutionSuites products through its SolutionServices program. These services may involve the integration of the Company's products with legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop, and deploy the software necessary to meet its customers' business and operational requirements. The Company has extensive experience in developing and implementing solutions for the telecom industry in general, and network and element management solutions in particular. The Company engages in careful planning of the development and deployment phases, a formal development process, and rules or conventions that govern every phase of framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management, and distributed systems deployment, and the Company's solutions rely heavily on its products. Due to the complex requirements of its customer's network systems, the Company believes its implementation services are a key factor in customer purchasing decisions.

     The Company is committed to responsive user support and believes that such support is critical in continuing successful long-term relationships with its customers. The Company offers technical customer support from 8:00 a.m. to 5:00 p.m. (Pacific Standard Time), five days per week, which can be extended at the customer's option to 24 hours per day, seven days per week for an additional fee. Support is provided by telephone, via e-mail, via remote login, and on-site as necessary. The Company has established an Internet site that provides technical information, as well as schedules of the Company's upcoming training courses.

     The Company conducts training courses for its customers, on a fee basis, at the Company's training facilities in the States of California and Washington, and at customer sites. Training courses include instruction in the installation, customization, and usage of SolutionCore and related products. Specifically, the Company offers OSP, TSP, and WorldWin courses on a regular basis.

     As part of its software licensing agreements, the Company offers software maintenance contracts to its customers. The maintenance contract entitles customers to telephone support, product maintenance, and upgrades to minor product releases. Substantially all licensees of the Company's software products were covered by a software maintenance contract during the year ended December 31, 1998.

Marketing and Sales

     The Company's products are typically intended for use in applications that may be critical to a customer's business. Further, these applications are often complex and require significant technical knowledge of the Company's products and the customer's operations to be successfully deployed. To date, the Company has primarily relied on its experienced worldwide direct sales force to sell its products and related services. The sales team also significantly utilizes the Company's engineering personnel to assist in product demonstrations, answer customer questions, and determine system specifications.

     The Company also uses other sales channels to augment its product sales. Such channels have included sales representatives, distributors, equipment manufacturers and systems integrators. In the past, significant training on the use of the Company's products combined with extensive knowledge of object-oriented technology and its use in developing advanced telecom systems was required to sell TCSI products. Management believes that new sales channels are an important part of the Company's growth strategy, as they will provide the Company with access to important new customers and geographic markets. Management intends to continue to invest in channel development. Further, as the Company continues to make enhancements to its products, management believes that the Company's products will be more attractive to third-party developers and resellers.

Customers

     The Company licenses its applications development and runtime environment, SolutionCore, to customers around the world. The following chart shows a representative sample of the Company's 1998 customers:

     Service Providers                  Equipment Manufacturers
     -----------------                  -----------------------
     AT&T                               Hughes Network Systems
     Bell Atlantic                      Lucent
     Telkom South Africa*               Motorola
     Nippon Telegraph and Telephone     NEC Corporation
     IDC                                Italtel

        *customer through OEM relationship with Siemens Business Systems

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 1998, 1997, and 1996, revenues from the Company's five largest customers represented 74%, 64%, and 54% of revenues, respectively. Further, as a percentage of telecom revenues, the five largest telecom customers represented 62% of revenues in 1996, the only year presented in which a portion of the Company's revenues were non-telecom revenues. In 1998, one customer with multiple contracts, NEC Corporation, represented approximately 43% of total revenues and Lucent Technologies represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration.

     The Company earns a significant portion of revenues from foreign customers. Revenues outside of the United States accounted for approximately 70%, 78%, and 40% of the Company's total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods.

Competition

     The Company offers products and services in the evolving market for telecommunications OSS software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop, acquire, license and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company faces competition in each of the three functional areas that the Company believes are necessary for the delivery of complete network management software solutions: development environments, turnkey applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     These competitors include major communications service providers and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company, and may also have greater name recognition and longer-standing relationships with customers than the Company may have. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the customer's need to rely on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

Other Company Information

Backlog

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a nine to twelve month period.
Backlog  for the  Company's  products  and  services  represents  an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees, and maintenance and support fees. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. There can be no assurance that such TCSI's customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. At December 31, 1998, the Company's backlog amounted to approximately $16 million. At December 31, 1997, the Company's backlog was approximately $20 million. The decline in backlog from 1997 to 1998 is attributable to a decline in bookings, the lengthy sales and implementation cycle associated with the Company's products, and the lack of channel development in Europe.

Employees

     At February 28, 1999, the Company had 305 employees, of which approximately 71% were professional engineering staff. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's employee relations are good.

     The Company's future success will depend to a significant extent on its ability to continue to recruit and assimilate skilled engineers, managers, and other personnel. The Company's future success will also depend on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The complex nature of the networks of the Company's customers requires that the Company recruit and hire personnel with expertise in and a broad understanding of the industries in which the Company's customers compete. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. Currently, the Company has seven patents and two applications pending for additional patents. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies.

Executive Officers of the Company

The following are executive officers of the Company:

Name                             Age     Position
----                             ---     --------

Ram A. Banin, Ph.D...........     57     President  and Chief Executive Officer

Arthur H. Wilder.............     57     Chief Financial Officer, Secretary, and
                                          Treasurer

     Dr.  Banin  joined  TCSI in May  1992 and has  served  as  President  since
December 1996 and Chief Executive Officer and as a member of the Board of Directors since July 1997. Prior to joining TCSI, Dr. Banin founded and operated Banin Associates. Dr. Banin was also co-founder and Chief Executive Officer of Atherton Technology from 1986 to 1989, as well as co-founder and Senior Vice President of Daisy Systems from 1980 to 1985. Dr. Banin holds a Ph.D. in Computer Science from the University of California at Berkeley, and an M.S. and a B.S. in Physics from the Hebrew University of Jerusalem, Israel.

     Mr. Wilder joined TCSI in November 1997. Prior to joining TCSI, Mr. Wilder operated his own financial consulting practice in the San Francisco Bay Area. Previously, he spent more than seven years with Flow Industries, Inc. and its affiliated companies near Seattle, Washington. Initially, Mr. Wilder served as Chief Financial Officer of the parent company and its pre-public subsidiary companies. He later became Executive Vice President and then President of FloWind Corporation, a subsidiary of Flow Industries, Inc. Mr. Wilder holds a B.A. in Economics and an M.B.A. from San Jose State University.

Item 2. Properties

     The Company's principal administrative, sales and marketing, customer support, and product development facilities are located in Alameda, California. In addition, the Company leases sales offices in Newmarket, United Kingdom; Tokyo, Japan; and Raleigh, North Carolina, and product development facilities in Bothell, Washington and San Jose, California. The Company currently has approximately 170,000 square feet of facilities. The Company's leases have various terms, expiring at different times through the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings

     In November 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J.
Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. In July 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. In June 1998, plaintiffs filed their second amended complaint. In January 1999, defendants' demurrers to that complaint were orally overruled. In response, certain of the defendants filed answers to the second amended complaint, while the remaining defendants are awaiting the written order overruling defendants' demurrers.

     In November 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. In February 1998, plaintiff filed a second amended complaint alleging breach of fiduciary duties and violation of the California Corporations Code. In December 1998, defendants answered the second amended complaint.

     In September 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. In January 1998, defendants moved to dismiss the Copperstone Federal Action. In April 1998, the Court ordered plaintiffs to certify a class prior to ruling on defendants' motion to dismiss. Plaintiffs thereafter provided shareholders with a period during which they could choose to be excluded from the class; this period has subsequently expired. In January 1999, the court dismissed the complaint with leave to amend. In February 1999, the plaintiffs moved to stay the Copperstone Federal Action in favor of the Copperstone State Action, or for additional time in which to file an amended complaint. Defendants have requested that the Court dismiss the Copperstone Federal Action with prejudice. Oral argument on the plaintiff's motion is scheduled for April 1999.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's financial position, results of operations, or cash flows in future periods.

     In 1997, Atmel Corporation ("Atmel") made a claim under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the 1998 consolidated statement of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

     The common stock of the Company commenced trading on The Nasdaq National Market under the symbol "TCSI" in July 1991. The following table sets forth the high and low closing sale prices of the common stock for the periods indicated, as reported by The Nasdaq National Market:

                                                   High        Low
                                                   ----        ---
                      1997
                      First quarter .........   $   8.25   $   4.38
                      Second quarter ........       7.00       4.63
                      Third quarter .........       8.00       4.63
                      Fourth quarter ........       9.00       5.25

                      1998
                      First quarter .........   $   8.94   $   6.13
                      Second quarter ........       8.13       5.00
                      Third quarter .........       6.25       2.50
                      Fourth quarter ........       3.25       2.00

     The market price of the shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts of the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock.

     As of March 12, 1999, the number of shareholders of record of the Company's common stock was 101 and the number of beneficial shareholders was approximately 4,500. The Company has declared no cash dividends on its common stock since the Company's initial public offering. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

     The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                        Years Ended December 31,
                                                                     ---------------------------------------------------------------
                                                                       1998          1997          1996          1995         1994
                                                                     --------      --------      --------      --------     --------
                                                                                   (in thousands, except per share data)
Statements of Operations Data
Revenues:
  Services .....................................................     $ 31,560      $ 33,970      $ 42,733      $ 43,790     $ 34,872
  Software licensing fees ......................................       10,760         5,608        10,230        11,572        5,434
                                                                     --------      --------      --------      --------     --------
Total services and licensing fees ..............................       42,320        39,578        52,963        55,362       40,306
  Equipment, non-telecom .......................................           --            --         7,270            --           --
                                                                     --------      --------      --------      --------     --------
Total revenues .................................................       42,320        39,578        60,233        55,362       40,306
Costs, expenses, and special items:
  Services .....................................................       20,297        21,071        28,773        24,945       17,985
  Equipment, non-telecom .......................................           --            --         6,810            --           --
  Product development ..........................................       12,311         5,932         6,642            --           --
  Selling, general, and administrative .........................       16,164        18,563        25,010        19,498       14,556
  Write-off of in-process technology acquired ..................          831            --            --            --           --
  Nonrecurring special items, net ..............................         (550)        1,088        (4,587)           --           --
                                                                     --------      --------      --------      --------     --------
Total costs, expenses, and special items .......................       49,053        46,654        62,648        44,443       32,541
                                                                     --------      --------      --------      --------     --------
Income (loss) from operations ..................................       (6,733)       (7,076)       (2,415)       10,919        7,765
Gain on sale of investment in common stock .....................           --            --           585            --           --
Other income and expense .......................................        3,266         3,104         2,276           982          591
                                                                     --------      --------      --------      --------     --------
Income (loss) before income tax provision (benefit) ............       (3,467)       (3,972)          446        11,901        8,356
Income tax provision (benefit) .................................        1,054        (1,350)          152         3,831        2,926
                                                                     --------      --------      --------      --------     --------
Net income (loss) ..............................................     $ (4,521)     $ (2,622)     $    294      $  8,070     $  5,430
                                                                     ========      ========      ========      ========     ========
Earnings (loss)  per share (EPS) - Basic .......................     $  (0.20)     $  (0.12)     $   0.01      $   0.45     $   0.31
                                                                     ========      ========      ========      ========     ========
Shares used in calculation of EPS - Basic ......................       22,349        21,638        20,515        18,069       17,525
                                                                     ========      ========      ========      ========     ========
Earnings (loss) per share (EPS) - Diluted ......................     $  (0.20)     $  (0.12)     $   0.01      $   0.42     $   0.30
                                                                     ========      ========      ========      ========     ========
Shares used in calculation of EPS - Diluted ....................       22,349        21,638        21,542        19,224       18,216
                                                                     ========      ========      ========      ========     ========
                                                                                                December 31,
                                                                     ---------------------------------------------------------------
                                                                       1998          1997          1996          1995         1994
                                                                     --------      --------      --------      --------     --------
Balance Sheet Data                                                                             (in thousands)
Cash, cash equivalents, and marketable securities ..............     $ 48,983      $ 55,467      $ 52,607      $ 22,027     $ 22,212
Working capital ................................................       48,071        59,358        50,717        31,374       18,675
Total assets ...................................................       80,829        84,231        88,133        50,630       35,324
Shareholders' equity ...........................................       71,144        74,148        73,610        37,376       23,792

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Results" and in Item 1 of this Form 10-K.

     Overview

     TCSI Corporation ("TCSI" or the "Company") provides integrated software products and services for the global telecommunications ("telecom") industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Prior to 1997, the Company also earned revenues from licensing embedded software contained in wireless products and from the development of system solutions for customers in the insurance, health care, and transportation industries. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, since 1997, the Company has focused almost entirely on offering software solutions to the telecom industry.

     The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes to total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of many of the Company's system solutions are large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues under time-and-material-type contracts as the services are performed. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method. Additionally, the Company licenses software to customers under contracts which do not require significant production, modification, or customization of software. The Company recognizes revenues under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable, and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

     The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy customer approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1998 and 1997 quarterly results have been adversely affected by delays in the purchase of software licenses and related services.

     A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced Operations Support Systems ("OSS") software being developed, deployment of these systems can contain significant technological risks. The Company has in the past relied, and will in the future rely, on its development and implementation expertise. Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced, and may continue to experience, fluctuations in quarterly revenues and operating results due to termination, cancellation, or non-renewal of agreements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Management believes that continued revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Prior to 1996, the Company's product development was primarily funded by customers as part of the development of software applications for such customers. The Company typically retained certain rights to developed software products. In certain circumstances, however, the Company agreed to restrict its use of such products to certain markets and during certain time periods. During 1996, the Company began funding a larger portion of its product development costs. Although management intends to target product development spending at levels consistent with other software companies, from time-to-time, spending may be greater or less than these amounts, as circumstances dictate. Furthermore, management expects that it may periodically acquire businesses, products, or technologies to enhance the Company's current product offerings.

Results of Operations

     The following table sets forth selected income statement data as a percentage of revenues for each of the years ended December 31:

                                                           1998    1997    1996
                                                           ----    ----    ----
                                                             (percentage of
                                                             total revenues)
Revenues:
  Services .............................................     74      86      71
  Software licensing fees ..............................     26      14      17
  Equipment, non-telecom ...............................     --      --      12
                                                           ----    ----    ----
     Total revenues ....................................    100     100     100
                                                           ----    ----    ----

Costs, expenses, and special items:
  Services .............................................     48      53      48
  Equipment, non-telecom ...............................     --      --      11
  Product development ..................................     29      15      11
  Selling, general, and administrative .................     38      47      42
  Write-off of in-process technology acquired ..........      2      --      --
  Nonrecurring special items, net ......................     (1)      3      (8)
                                                           ----    ----    ----
Loss from operations ...................................    (16)    (18)     (4)
Other income and expense ...............................      8       8       5
                                                           ----    ----    ----
Income (loss) before income tax provision (benefit) ....     (8)    (10)      1
Income tax provision (benefit) .........................      3       3      (1)
                                                           ----    ----    ----
Net income (loss) ......................................    (11)     (7)     --
                                                           ====    ====    ====

Revenues

     The Company generates revenues from the sale of its software products and related services to the telecom industry. In 1998, software licensing fees represented 26% and services represented 74% of total revenues. In 1997, software licensing fees represented 14% and services represented 86% of total revenues. In 1996, software licensing fees represented 17% and services represented 71% of total revenues. Additionally, 1996 included equipment revenues representing 12% of total revenues. Software licensing fees increased to $10.8 million in 1998, which reflects the Company's progress in transitioning from a custom software services provider to a software product developer.

    For the years ended December 31, the revenue breakdown is as follows:

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                               1998          1997          1996
                                             -------       -------       -------
                                                        (in thousands)
Total revenues:
  Services ...........................       $31,560       $33,970       $42,733
  Software licensing fees ............        10,760         5,608        10,230
  Equipment, non-telecom .............            --            --         7,270
                                             -------       -------       -------
       Totals ........................       $42,320       $39,578       $60,233
                                             =======       =======       =======

                                               1998          1997          1996
                                             -------       -------       -------
                                                        (in thousands)
Telecom revenues:
  Services ...........................       $31,560       $33,908       $36,191
  Software licensing fees ............        10,760         5,071         6,725
                                             -------       -------       -------
       Totals ........................       $42,320       $38,979       $42,916
                                             =======       =======       =======


     Total revenues increased 7% in 1998 to $42.3 million from $39.6 million in 1997. The increase in revenues for 1998 was primarily attributable to a 92% increase in software licensing fees to $10.8 million. License revenues primarily improved as a result of completing several major projects in the United States that were delayed in 1997 and the Company's focus on transitioning from being a custom software services provider to becoming a software product developer. The decrease in revenues for 1997 versus 1996 was attributable to the deployment phase of a significant agreement that the Company entered into during 1994 with a non-telecom customer. In connection with this agreement, the Company purchased equipment on behalf of the customer. Excluding the equipment purchase, total telecom revenues decreased 9% to $39.0 million in 1997 from $42.9 million in 1996. The Company expects software licensing fees to continue to vary on a quarterly and annual basis.

     Total revenues from services decreased 7% in 1998 to $31.6 million from $34.0 million. Total revenues from services decreased 20% in 1997 to $34.0 million from $42.7 million in 1996. Total telecom revenues from services decreased 6% in 1997 to $33.9 million from $36.2 million in 1996. The downward trend may continue until the Company's existing and future customers ramp up their development efforts.

     Total software licensing revenues increased 92% in 1998 to $10.8 million from $5.6 million in 1997. The increase was primarily due to the completion of several major projects in the United States that were delayed in 1997 and the Company's focus on transitioning from being a custom software services provider to becoming a software product developer. Software licensing revenues decreased 45% in 1997 to $5.6 million from $10.2 million in 1996. The decline is primarily the result of the discontinuance of non-telecom product lines in late 1996. Total telecom software licensing revenues decreased 25% in 1997. The decline in telecom software licensing fees in 1997 is attributed to delays with our system deployments in North America. Prior to 1998, the demand centered more on follow-on services than on new licenses. The Company expects software licensing revenues to continue to vary on a quarterly and annual basis.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     For the years ended December 31, the percentage of revenues by geographic location are summarized as follows:

                                               1998          1997          1996
                                               ----          ----          ----
Revenues:
  United States ......................           30%           22%           60%
  Asia-Pacific .......................           53            54            28
  Europe .............................           17            24            12
                                               ----          ----          ----
                                                100%          100%          100%
                                               ====          ====          ====

                                               1998          1997          1996
                                               ----          ----          ----
Telecom revenues:
  United States ......................           30%           21%           56%
  Asia-Pacific .......................           53            54            28
  Europe .............................           17            25            16
                                               ----          ----          ----
                                                100%          100%          100%
                                               ====          ====          ====

     Telecom revenues from the United States increased 48% to $12.6 million in 1998. The increase was the result of continued relationships with existing customers, particularly Lucent Technologies and the result of completing several major projects with our telecom service providers. The 1997 increase was the result of continued relationships with existing customers, particularly NEC Corporation, resulting in revenues from follow-on contracts signed in 1997. In 1997 and 1996, revenue decreased as a result of merger activity among the Regional Bell Operating Companies (RBOC's) that slowed the decision-making process. This also contributed to low bookings and delayed deployments. In 1998, telecom revenue from the Asia-Pacific region continues to remain strong, roughly the same as 1997, due to continued relationships with existing customers resulting in revenues from follow-on contracts signed in 1997. Telecom revenue from Europe fell to 17% of total revenue for 1998 from 25% in 1997. The decline was attributed largely to slow channel development. The Company generally realizes services revenues involving design, development, testing, and deployment over a twelve to eighteen month period. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 1998, 1997, and 1996, total revenues from the Company's five largest telecom customers represented 74%, 64%, and 54% of revenues, respectively. In 1998, one customer with multiple contracts, NEC Corporation, represented approximately 43% of total revenues and Lucent
Technologies, represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company that will equal or exceed the comparable levels for prior periods.

Costs of Services

     The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services declined 4% to $20.3 million in 1998 from $21.1 million in 1997. Costs of services decreased 27% in 1997 from $28.8 million in 1996. As a percentage of service revenues, cost of services were 64%, 62%, and 67% for 1998, 1997, and 1996, respectively. The cost of service percentage for 1998 remained relatively consistent with the cost of service percentage for 1997. Cost of services declined 4% while service revenues declined 7% from 1997 levels. The cost of service percentage may remain at or go below 1998 levels until existing and future customers ramp up their development efforts. In 1996, costs of services included increased investments in the completion of a number of North American telecom software solutions. Such customer-related investments were reduced in the first half of 1997 thereby contributing to lower direct costs of services in 1997. In addition, the decline in cost of services in 1997 compared to 1996 is also attributable to the divestiture of non-telecom business units in late 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Product Development

     Product development includes employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new software products, including an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. Prior to 1996, customers had primarily funded the Company's product development as part of the development of software applications. As a result, internally funded product development costs had not been material. During 1996, the Company began internally funding its product development costs.

     The Company invested $12.3 million, or 29% of revenues, in product development in 1998 compared to $5.9 million, or 15% of revenues, in product development in 1997. In 1996, the Company invested $6.6 million, or 11% of revenues, in product development. During 1998, product development spending increased 108%, reflecting the Company's continuing commitment to become a true software product developer. In December 1998, TCSI acquired GTE's Network Management Organization ("GTE-NMO") which provided the Company with an established customer base (particularly in the emerging carrier segment) and a new product development center in the Pacific Northwest.

     In 1996, product development costs included telecom product development costs from two major upgrades of SolutionCore as well as non-telecom product development costs from its divested business units. In 1997, the funds were used primarily for enhancements made to SolutionCore. The Company expects to continue to invest in Solution Core(R) as well as its new component-based applications, SolutionSuites. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

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

     Selling, general, and administrative expenses decreased 13% to $16.2 million in 1998 from $18.6 million in 1997. Selling, general, and administrative expenses were $25.0 million in 1996. The decline was primarily due to cost reduction efforts and an allocation of telephone and information systems support expenses to the internal users offset by one-time payments in connection with the GTE-NMO acquisition. In 1997, selling, general, and administrative expenses decreased 26% from $25.0 million in 1996. The decline was primarily due to the discontinuance of non-telecom business units in late 1996, as well as the Company's business realignment decisions made during the past year. Selling, general, and administrative expenses as a percentage of revenue were 38%, 47%, and 42% in 1998, 1997, and 1996, respectively. The increase in selling, general, and administrative expenses as a percentage of revenues in 1997 is primarily attributable to the decline in total revenues for the year compared to 1996 total revenues.

Write-off of In-process Technology Acquired

     In connection with the acquisition of GTE-NMO, the Company wrote off approximately $831,000 of in-process technology acquired in the fourth quarter of 1998 because the technology had not yet reached technological feasibility and had no alternative future use.

Nonrecurring Special Items

     In 1998, the Company recorded a nonrecurring gain of $550,000 following the settlement of litigation related to the sale of a non-telecom business unit. In 1997, the Company concluded the sale of equipment resulting in a nonrecurring loss of $1.1 million. In 1996, the Company recorded a nonrecurring gain of $7.9 million related to the licensing of its embedded wireless technology to Atmel Corporation ("Atmel"). These gains and losses are described in further detail below.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     In 1997, Atmel made a claim under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel. In the fourth quarter of 1998, the Company recorded a nonrecurring gain of $550,000.

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

     As part of the Company's strategy to focus on its core telecom operations, in November 1996, the Company licensed its embedded wireless technology and related product lines to Atmel Corporation ("Atmel") in exchange for Atmel common stock valued at $10.0 million. In the fourth quarter of 1996, the Company recorded a gain on this licensing of its technology, net of transaction costs and project commitments, totaling $7.9 million and a gain of approximately $0.6 million from the sale of the Atmel stock (described as "Gain on sale of investment in common stock" in the 1996 consolidated statement of operations).

Income Tax Provision (Benefit)

     TCSI recorded an income tax provision (benefit) of $1.1 million, $(1.4) million, and $152,000 for 1998, 1997, and 1996 respectively. The tax provision for 1998 differed from the Federal statutory rate primarily due to a valuation allowance recorded in the current year of $2.4 million. The valuation allowance was provided to reduce the net deferred tax assets to the amount which management believes is recognizable, based on the weight of available evidence, on a more likely than not basis.

     At December 31, 1998, the Company had approximately $3.7 million of deferred tax assets, net of a valuation allowance of $2.4 million. Realization of TCSI's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. However, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced which would negatively impact the Company's income tax provision in future periods.

Liquidity and Capital Resources

Operating Activities

     Net cash provided by operating activities was $2.3 million, $6.4 million, and $6.9 million for the years 1998, 1997, and 1996, respectively. Cash flows from operating activities for 1998 primarily reflected a net loss of $4.5 million, adjusted for depreciation and amortization of $4.1 million, a decrease in receivables of $2.3 million, a decrease in deferred revenue of $2.3 million, and an increase in accounts payable of $2.0 million. Cash flows from operating activities for 1997 primarily reflected a net loss of $2.6 million, adjusted for depreciation and amortization of $4.2 million, decreases in accounts payable of $2.3 million and in accrued liabilities of $1.8 million, and an increase in deferred revenue of $2.7 million. Cash flows from operating activities for 1996 primarily reflected net income of approximately $294,000, adjusted for depreciation and amortization of $4.2 million, and decreases in receivables and income taxes payable of $4.1 million and $2.6 million, respectively.

     In the first quarter of 1997, 1996 year-end liabilities related to the buildout of the Alameda facility in the first quarter of 1997 were paid. In addition, there was a decrease in accrued liabilities resulting from reductions in bonus and commission payments in 1998 compared to 1997. Other significant changes are the decreases in deferred revenue and income taxes payable. The decrease in deferred revenue from 1997 is primarily attributable to the decrease in the volume

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


of contracts being entered into that incorporate prepayments and to the completion of several major projects. The decrease in income taxes payable over 1997 is consistent with the refunds received during 1997.

Investing Activities

     Net cash used in investing activities was $15.0 million, $6.7 million, and $25.0 million for the years 1998, 1997, and 1996, respectively. The Company purchased $40.3 million, $21.6 million, and $35.9 million of marketable securities in 1998, 1997, and 1996, respectively, while $35.6 million, $21.6 million, and $19.3 million of marketable securities matured or were sold in each respective year. During the year 1998, the Company shifted a portion of its investment portfolio into longer-term noncurrent marketable securities in anticipation of the predicted decline in interest rates. In addition, the Company acquired GTE-NMO; this contributed to decreases in cash flows from investing activities of $6.5 million in 1998. The net decrease in cash flows from investing activities also included $3.6 million of cash used for capital expenditures in 1998 compared to $7.2 million of cash used for capital expenditures and leasehold improvements during 1997. The capital expenditures during 1997 are primarily related to the consolidation of the Company's facilities in Northern California and to the establishment of the Company's office in the United Kingdom. Management expects cash used in investing activities will continue to vary on a quarterly and annual basis and from time to time, it may acquire businesses, products, or technologies to enhance the Company's current product offerings.

Financing Activities

     Net cash provided by financing activities was $1.6 million, $3.3 million, and $32.1 million for the years 1998, 1997, and 1996, respectively. The decrease from 1997 to 1998 was primarily the result of a decrease in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan which is a function of market conditions and investment decisions made by employees. The decrease from 1996 to 1997 was due to the fact that the Company raised funds through a follow-on public offering, realizing net proceeds of approximately $25.8 million. In addition, in 1996, cash flows from financing activities included $2.6 million of tax benefits from stock options; there were no cash flows from tax benefits of stock option in 1998 and 1997.

Additional Information on Liquidity and Capital Resources

     As of December 31, 1998, the Company had cash and cash equivalents and short-term marketable securities of $41.6 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months. The Company also has noncurrent marketable securities totaling $7.3 million. Over the past three years, the Company has satisfied its liquidity needs principally through cash flows from operating activities. However, fluctuating receivable balances may affect the Company's operating cash flows in the future. The Company's receivables are primarily from large, credit-worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. Allowances are maintained for potential credit losses. To date, such losses have been within management's expectations.

     During 1998, working capital decreased from $59.4 million in 1997 to $48.1 million. The decrease is primarily attributable to the purchase of GTE-NMO. During 1997, working capital increased $8.6 million to $59.4 million at December 31, 1997. The increase is primarily due to the maturity of approximately $5.8 million of long-term marketable securities that were reinvested in short-term instruments and the receipt of approximately $3.6 million in income tax refunds. Cash provided by financing activities decreased $1.7 million to $1.6 million in 1998 compared to 1997. Cash provided by financing activities declined $28.8 million to $3.3 million in 1997 compared to 1996. In 1998 and 1997, the cash provided by financing activities was received as a result of the exercise of employee stock options and the employee stock purchase plan. In addition, the Company raised approximately $10.0 million from the licensing of its embedded wireless software in late 1996.

     At December 31, 1998, the Company had no outstanding debt.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


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

Potential Fluctuations in Future Operating Results

     The Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on a quarterly or an annual basis as a result of a number of factors, many of which are beyond the control of the Company. These factors include the cancellation, modification, or non-renewal of service, license, or maintenance agreements; the size and timing of significant customer engagements and license fees; the relative proportion of services and software licensing fees; personnel changes; capital spending patterns of the Company's customers; concentration of the Company's customers; the lengthy sales cycles of the Company's products and services; industry acceptance of the Company's products and services; changes in operating expenses; new product introductions and product enhancements by the Company or its competitors; the ability of the Company to develop, introduce, and market new products and product enhancements on a timely basis; changes in pricing policies by the Company or its competitors; regulatory changes, currency fluctuations, and general economic factors. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, operating results, and financial condition.

     Historically, a portion of the Company's revenue has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused, and may continue to cause, material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments.

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

Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the licensing of the Company's products are often lengthy (historically averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time, the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

Acceptance of the Company's Products; Product Development Risks

     A substantial portion of the Company's revenues are derived from the sale of the Company's component-based software products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced operations support systems ("OSS") developed by the Company, the Company has in the past relied, and will in the future continue to rely, on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

     Revenues attributable to the Company's products and services have in the past accounted for, and are expected to continue to account for, a substantial majority of the Company's revenues. Accordingly, the Company's future business, operating results, and financial condition are significantly dependent upon the continued market acceptance of its portfolio of products and services. There can be no assurance that the Company's technology will continue to achieve market acceptance or that the Company will be successful in developing, introducing, or marketing improvements to its products. Moreover, the life cycle of component-based products is difficult to estimate due in large part to the recent changes in the telecom markets, the effect of future product enhancements, and competition. A decline in the demand for the Company's software as a result of new or existing competing technologies or other factors would have a material adverse effect on the Company's business, operating results, and financial condition. Management intends to target product development spending at amounts consistent with other software companies. There can be no assurance, however, that such funding will result in the successful introduction of new products.

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1998, a large portion of revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. While the economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. In addition, the Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had preexisting relationships with such individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Implementation Risks

     As is characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. From time to time, the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, when the Company's products did not meet specifications or caused customer system downtime. There can be no assurance that the Company will not encounter similar delays or other difficulties due to such implementation complexities in the future. Because the Company's customer base consists of a relatively limited number of customers, the product defects or implementation errors would be potentially damaging to the Company's reputation. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

International Sales

     Revenues outside of North America accounted for 70% of the Company's total revenues for the year ended December 31, 1998. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; and tariffs and other trade barriers. In addition, while the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. Also, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenue derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

     International sales also entail risks associated with currency fluctuations. The Company has attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenue by pricing its products and services in United States dollars whenever possible. The Company, however, generally pays the expenses of its international operations in local currencies and does not engage in hedging transactions with respect to such obligations. Upward fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales, and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results.

Dependence on Telecommunications Carriers; Government Regulation

     Many of the Company's principal customers are major telecom carriers. Such companies operate within the telecom industry, which has been characterized by intense competition in the development of new technology, equipment, and customer services. The Company believes that large telecom carriers have become increasingly cautious in making significant capital expenditures, due in part to increased competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. These and other factors have in the past and may in the future cause such customers to experience significant fluctuations in capital expenditures for OSS software.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The telecom industry is subject to extensive regulation in the United States and other countries, and the Company's customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has been characterized by government deregulation and liberalization, there can be no assurance that such trends will continue or that reregulation will not occur. Government regulatory policies are likely to continue to have a major impact on the Company's ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services; and the pricing may, in turn, impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results, and financial condition.

Competition

     The Company offers products and services in the evolving market for telecommunications OSS software. Competition in this market is intense and is characterized by rapidly changing technologies, evolving industry standards, changing regulatory requirements, frequent new product introductions, and rapid changes in customer requirements. To maintain and improve its competitive position, the Company must continue to develop, acquire, license and introduce, in a timely and cost-effective manner, new services, products, and product features that keep pace with competitive offerings by telecom companies and independent software vendors. The principal competitive factors in the Company's market are quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

     The Company faces competition in each of the three functional areas that the Company believes are necessary for the delivery of complete network management software solutions: development environments, turnkey applications, and custom services. The Company's SolutionCore and SolutionSuites product lines enable the Company to provide its customers with both application development software and telecom applications. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     These competitors include major communications service providers and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company, and may also have greater name recognition and longer-standing relationships with customers than the Company may have. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the customer's need to rely on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

Rapid Technological Change; Need to Manage Product Transitions

     The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions, and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. This poses substantial risks for the Company because the Company's products and software solutions typically have lengthy development and sales cycles. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the evolving needs of its customers. There can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and features, or that its new products or product features will adequately meet the requirements of the

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


marketplace  and  achieve  market  acceptance.  If the  Company is  unable,  for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results, and financial condition will be materially adversely affected.

     The Company's products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements and introductions or modifications by systems vendors and by vendors of relational database software could materially adversely impact the Company's business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Protection of Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. To date, the Company has patents and patents pending related to its telecom products. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such steps may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


imposed by certain customers on the use of certain intellectual property will not adversely affect the Company's business, operating results, and financial condition.

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms or that such licenses will not be terminated. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed, and integrated, which would have a material adverse effect on the Company's business, operating results, and financial condition.

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

Risks Associated with Acquisitions

     The Company periodically evaluates potential acquisitions of complementary businesses, products, and technologies. To support its growth plans, the Company may acquire companies that have a significant installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance the Company's competitive position. For example, in December 1998, the Company acquired GTE-NMO. This provided the Company with an established customer base, particularly in the emerging carrier segment and a new product development center in the Pacific Northwest.

     Such acquisitions could subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. The failure to successfully evaluate, negotiate, and effect acquisition transactions, could have a material adverse effect on the Company's business, operating results, and financial condition.

Volatility of Stock Price

     The market price of the shares of the Company's common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition; announcements of technological innovations, new products, or new contracts by the Company or its competitors; developments with respect to proprietary rights; adoption of new accounting standards affecting the software industry; general market conditions; and other factors. In addition, the stock market has, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities,

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. In late September 1997, a class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The state actions allege violations of state securities laws during 1995 and 1996, and the federal action alleges violations of the federal securities laws. The Company believes it has meritorious defenses to all of these actions and intends to defend each of them vigorously. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. In early 1998, the Company developed procedures for evaluating and managing the risks and costs associated with Year 2000 problems. TCSI believes it is devoting the necessary resources to identify and modify its systems and products impacted by the Year 2000 problem and to implement new systems and release new product versions to become Year 2000 compliant in a timely manner. The Company has concluded its assessment of the Year 2000 issues and has determined that the consequences of its Year 2000 issues will not have a material effect on its business, results of operations, or financial conditions. The Company believes its products are Year 2000 compliant.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of December 31, 1998, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     Foreign Currency Exchange Risk. The majority of the Company's revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company does not use derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1.   Consolidated Financial Statements

     The following consolidated financial statements of TCSI Corporation are filed as part of this Report:

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................  34
Consolidated Balance Sheets at December 31, 1998 and 1997..................  35
Consolidated Statements of Operations for the years ended                    36
   December 31, 1998, 1997, and 1996.......................................
Consolidated Statements of Shareholders' Equity for the years ended          37
   December 31, 1998, 1997, and 1996.......................................
Consolidated Statements of Cash Flows for the years ended                    38
   December 31, 1998, 1997, and 1996.......................................
Notes to Consolidated Financial Statements.................................  39

2.   Consolidated Financial Statement Schedules

     The following consolidated financial statement schedule of TCSI Corporation is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI Corporation:

     Schedule                                                               Page
     --------                                                               ----
        II      Valuation and Qualifying Accounts..........................  54

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.   Exhibits

The index of exhibits is at page 30.

(b)  Reports on Form 8-K in the fourth quarter of 1998:

     During the quarter ended December 31, 1998, the Company filed a current report on Form 8-K dated December 4, 1998, reporting the acquisition of GTE Network Management Organization ("GTE-NMO").

3.   Exhibits

Exhibit
Number                              Document Description
------         -----------------------------------------------------------------

3.1 Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

3.2 Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 12, 1994, incorporated herein by reference to Exhibit 3.2 of Form 10-K filed March 9, 1995.

3.3            Amended Bylaws of the Company incorporated herein by reference to
               Exhibit 3.2 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

3.4 Amended and Restated Bylaws of the Company incorporated herein by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q filed on October 16, 1998.

4.1 Preferred Shares Rights Agreement dated as of February 16, 1999, between the Company and BankBoston, N.A., incorporated herein by reference to Exhibit 4 of Form 8-A filed on February 25, 1999.

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

10.5 Amendment One to Teknekron Communications Systems, Inc. Equity Sharing Plan dated January 4, 1993, incorporated herein by reference to Exhibit 10.4 of Form 10-K filed March 26, 1993.

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

----------
#Plans in which executive officers participate.

Exhibit
Number                               Document Description
------         -----------------------------------------------------------------

10.10# Form of specimen, TCSI Corporation 1991 Stock Incentive Plan Notice of Grant of Stock Options and Grant Agreement and Annex I (attached thereto), dated March 3, 1995, incorporated herein by reference to Exhibit 10.12 of Form 10-K filed March 9, 1995.

10.11# Form of specimen, amendment to TCSI Corporation 1991 Stock Incentive Plan, dated December 6, 1996, changing eligible participants, repricing and transferability of options, and approval of material amendments, incorporated herein by reference to Exhibit 10.13 of Form 10-K filed March 27, 1997.

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


----------
#Plans in which executive officers participate.

Exhibit
Number                               Document Description
------         -----------------------------------------------------------------

10.21 Lease between Cow Holdings Limited and the Company, dated July 25, 1996, concerning lease of Company's facilities located at 8605 Westwood Center Dr., Vienna, Virginia, incorporated herein by reference to Exhibit 10.23 of Form 10-K filed March 27, 1997.

10.22 Amendment to lease between White Pearl Investment Company (former landlord: Cow Holdings Limited) and the Company, dated December 19, 1997, changing the landlord and terminating the lease effective December 19, 1997.

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

10.25 Sublease between Innovative Managed Care Systems, Inc. and the Company, dated March 7, 1997, concerning the sublease of the Company's facilities located at 15851 Dallas Parkway, Suite 367, Dallas, Texas.

10.26# Form of specimen, TCSI Employee Stock Purchase Plan, dated January 19, 1997, incorporated herein by reference to Exhibit
               10.26 of Form 10-K filed March 27, 1997.

10.27# Amendment to TCSI Employee Stock Purchase Plan, dated December 5, 1997, amending the maximum number of shares an employee may purchase in an offering.

10.28 Arrangements with Executive Officer, dated May 1, 1992 and Amendment to Employment Agreement, dated June 11, 1997, incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed August 14, 1997.

10.29 Arrangements with Executive Officer, Employment Agreement, dated December 20, 1993, incorporated herein by reference to Exhibit
               10.28 of Form 10-Q filed August 14, 1997.

10.30 Arrangements with Executive Officer, Termination Agreement, dated July 31, 1997, incorporated herein by reference to Exhibit 10.29 of Form 10-Q filed August 14, 1997.

10.31*         Lease  between  Kenburgh  Land  and  Properties  Limited  and the
               Company, dated February 14, 1997, concerning the lease of the Company's facilities located at First Floor Suffolk House, Fordham Road, Newmarket, United Kingdom.

10.32* Amendment to TCSI 1994 Outside Directors Stock Option Plan, dated May 5, 1998, changing the number of options granted to each New Outside Director from 31,500 to 20,000 and reducing the annual grant from 6,000 shares to 5,000 shares.

21.0           Subsidiaries of the Registrant.

23.1*          Consent of Ernst & Young LLP, Independent Auditors.

27.1           Financial Data Schedule for 1998.

27.2           Amended Financial Data Schedule for 1997.
----------
*Filed herewith.
#Plans in which executive officers participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TCSI Corporation
                    (Registrant)

March 12, 1999      /s/  RAM A. BANIN
                    ------------------------------------------------------------
                    Ram A. Banin, Ph.D., Chief Executive Officer
                    (Principal Executive Officer)

March 12, 1999      /s/  ARTHUR H. WILDER
                    ------------------------------------------------------------
                    Arthur H. Wilder, Chief Financial Officer, Secretary, and
                    Treasurer
                    (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 12, 1999      /s/  JOHN C. BOLGER
                    ------------------------------------------------------------
                    John C. Bolger, Chairman of the Board of Directors

March 12, 1999      /s/  RAM A. BANIN
                    ------------------------------------------------------------
                    Ram A. Banin, Director

March 12, 1999      /s/  NORMAN E. FRIEDMANN
                    ------------------------------------------------------------
                    Norman E. Friedmann, Ph.D., Director

March 12, 1999      /s/  DONALD GREEN
                    ------------------------------------------------------------
                    Donald Green, Director

March 12, 1999      /s/  WILLIAM A. HASLER
                    ------------------------------------------------------------
                    William A. Hasler, Director

March 12, 1999      /s/  DAVID G. MESSERSCHMITT
                    ------------------------------------------------------------
                    David G. Messerschmitt, Ph.D., Director

March 12, 1999      /s/  HARVEY E. WAGNER
                    ------------------------------------------------------------
                    Harvey E. Wagner, Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

San Francisco, California
February 4, 1999

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       December 31,
                                                                                   --------------------
                                                                                     1998        1997
                                                                                   --------    --------
Assets
Current assets:
  Cash and cash equivalents ....................................................   $ 22,308    $ 33,566
  Marketable securities ........................................................     19,371      20,301
  Receivables ..................................................................     11,570      11,803
  Other receivables ............................................................        922         682
  Deferred tax assets ..........................................................      2,941       2,164
  Other current assets .........................................................        644         925
                                                                                   --------    --------
          Total current assets .................................................     57,756      69,441
Furniture, equipment, and leasehold improvements, net ..........................     10,599      10,165
Noncurrent marketable securities ...............................................      7,304       1,600
Noncurrent deferred tax assets .................................................        749       2,297
Intangible and other noncurrent assets .........................................      4,421         728
                                                                                   --------    --------
          Total assets .........................................................   $ 80,829    $ 84,231
                                                                                   ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable .............................................................   $  4,446    $  2,410
  Accrued liabilities ..........................................................      3,198       2,880
  Deferred revenue .............................................................      1,379       3,640
  Income taxes payable .........................................................        662       1,153
                                                                                   --------    --------
          Total current liabilities ............................................      9,685      10,083
                                                                                   --------    --------
Commitments (Note 10)
Shareholders' equity:
  Preferred shares, par value $0.01 per share; 5,000,000 shares authorized; none
     outstanding ...............................................................         --          --
   Common shares, par value $0.10 per share; 75,000,000 shares authorized;
     22,452,606 and 22,135,949 shares issued and outstanding at December 31,
     1998 and 1997, respectively ...............................................      2,245       2,214
  Additional paid-in capital ...................................................     50,737      49,133
  Accumulated other comprehensive loss .........................................       (244)       (126)
  Retained earnings ............................................................     18,406      22,927
                                                                                   --------    --------
          Total shareholders' equity ...........................................     71,144      74,148
                                                                                   --------    --------
            Total liabilities and shareholders' equity .........................   $ 80,829    $ 84,231
                                                                                   ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Years Ended December 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
Revenues:
  Services ........................................   $ 31,560    $ 33,970    $ 42,733
  Software licensing fees .........................     10,760       5,608      10,230
                                                      --------    --------    --------
          Total services and licensing fees .......     42,320      39,578      52,963
  Equipment, non-telecom ..........................         --          --       7,270
                                                      --------    --------    --------
          Total revenues ..........................     42,320      39,578      60,233
                                                      --------    --------    --------
Costs, expenses, and special items:
  Services ........................................     20,297      21,071      28,773
  Equipment, non-telecom ..........................         --          --       6,810
  Product development .............................     12,311       5,932       6,642
  Selling, general, and administrative ............     16,164      18,563      25,010
  Write-off of in-process technology acquired .....        831          --          --
  Nonrecurring special items, net .................       (550)      1,088      (4,587)
                                                      --------    --------    --------
          Total costs, expenses, and special items      49,053      46,654      62,648
                                                      --------    --------    --------
Loss from operations ..............................     (6,733)     (7,076)     (2,415)
Gain on sale of investment in common stock ........         --          --         585
Other income and expense ..........................      3,266       3,104       2,276
                                                      --------    --------    --------
Income (loss) before income tax provision (benefit)     (3,467)     (3,972)        446
Income tax provision (benefit) ....................      1,054      (1,350)        152
                                                      --------    --------    --------
Net income (loss) .................................   $ (4,521)   $ (2,622)   $    294
                                                      ========    ========    ========
Earnings (loss) per share (EPS) - Basic ...........   $  (0.20)   $  (0.12)   $   0.01
                                                      ========    ========    ========
Shares used in calculation of EPS - Basic .........     22,349      21,638      20,515
                                                      ========    ========    ========
Earnings (loss) per share (EPS) - Diluted .........   $  (0.20)   $  (0.12)   $   0.01
                                                      ========    ========    ========
Shares used in calculation of EPS - Diluted .......     22,349      21,638      21,542
                                                      ========    ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997, and 1996
                                 (in thousands)



                                                   Common Shares
                                                   -------------                       Accumulated
                                                 Number                  Additional        Other                      Total
                                                   of                     Paid-in      Comprehensive   Retained    Shareholders'
                                                 Shares       Amount       apital          Loss        Earnings       Equity
                                                --------     --------     --------     -------------   --------    -------------
Balances at December 31, 1995 ................    18,602     $  1,860     $ 10,261       $     --      $ 25,255      $ 37,376
  Net income .................................        --           --           --             --           294           294
  Proceeds from exercise of options ..........     1,117          112        3,586             --            --         3,698
  Tax benefits from exercise of options ......        --           --        2,570             --            --         2,570
  Deferred tax benefits from option exercises.        --           --        3,827             --            --         3,827
  Issuance of common shares, net of offering
     costs-- March 1996 ......................     1,500          150       25,695             --            --        25,845
                                                --------     --------     --------       --------      --------      --------
Balances at December 31, 1996 ................    21,219        2,122       45,939             --        25,549        73,610
  Net loss ...................................        --           --           --             --        (2,622)       (2,622)
  Proceeds from exercise of options ..........       829           83        2,692             --            --         2,775
  Proceeds from employee stock purchase plan .        88            9          502             --            --           511
  Unrealized gains on marketable securities ..        --           --           --            108            --           108
  Foreign currency translation adjustments ...        --           --           --           (234)           --          (234)
                                                --------     --------     --------       --------      --------      --------
Balances at December 31, 1997 ................    22,136        2,214       49,133           (126)       22,927        74,148
  Net loss ...................................        --           --           --             --        (4,521)       (4,521)
  Proceeds from exercise of options ..........       172           16          911             --            --           927
  Proceeds from employee stock purchase plan .       145           15          693             --            --           708
  Unrealized gains on marketable securities ..        --           --           --             19            --            19
  Foreign currency translation adjustments ...        --           --           --           (137)           --          (137)
                                                --------     --------     --------       --------      --------      --------
Balances at December 31, 1998 ................    22,453     $  2,245     $ 50,737       $   (244)     $ 18,406      $ 71,144
                                                ========     ========     ========       ========      ========      ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Years Ended December 31,
                                                                     --------------------------------
                                                                       1998        1997        1996
                                                                     --------    --------    --------
Cash flows from operating activities:
Net income (loss) ................................................   $ (4,521)   $ (2,622)   $    294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation ................................................      2,827       3,012       3,452
     Amortization ................................................      1,409       1,232         788
     Write-off of in-process technology acquired .................        831          --          --
     Deferred income taxes .......................................        771      (1,110)       (157)
     Changes in:
       Receivables ...............................................      2,271       1,677       4,140
       Other assets ..............................................        189       2,205         497
       Accounts payable ..........................................      2,036      (2,282)        687
       Accrued liabilities .......................................       (772)     (1,825)       (118)
       Deferred revenue ..........................................     (2,261)      2,682        (162)
       Income taxes payable ......................................       (491)      3,383      (2,561)
                                                                     --------    --------    --------
          Net cash provided by operating activities ..............      2,289       6,352       6,860
                                                                     --------    --------    --------

Cash flows from investing activities:
Capital and leasehold equipment expenditures, net ................     (3,777)     (7,208)     (7,548)
Purchases of marketable securities ...............................    (40,338)    (21,566)    (35,907)
Maturities and sales of marketable securities ....................     35,583      21,500      19,261
Acquisition of GTE-NMO ...........................................     (6,513)         --          --
Decrease (increase) in other noncurrent assets ...................         --         556        (845)
                                                                     --------    --------    --------
          Net cash used in investing activities ..................    (15,045)     (6,718)    (25,039)
                                                                     --------    --------    --------

Cash flow from financing activities:
Proceeds from issuance of common stock ...........................      1,635       3,286      29,543
Tax benefits from exercise of options ............................         --          --       2,570
                                                                     --------    --------    --------
          Net cash provided by financing activities ..............      1,635       3,286      32,113
Effect of exchange rate changes on cash and cash equivalents .....       (137)       (234)         --
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents .............    (11,258)      2,686      13,934
Cash and cash equivalents at the beginning of year ...............     33,566      30,880      16,946
                                                                     --------    --------    --------
Cash and cash equivalents at the end of year .....................   $ 22,308    $ 33,566    $ 30,880
                                                                     ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid (refunds received) for income taxes, net .............   $    800    $ (3,624)   $    353
                                                                     ========    ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     TCSI  Corporation  currently  operates in one  industry  segment,  which is
providing   integrated   software   products   and   services   for  the  global
telecommunications industry.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     The Company generates revenue through two sources: software licenses and services. The Company's license revenues are generated from licensing the Company's products directly to end users and original equipment manufacturers. Service revenues are generated from maintenance contracts and training and consulting services performed for customers that license the Company's products.

     The Company provides its software to customers under contracts which generally include both software licensing fees and systems solutions services. The Company accounts for fixed-price contracts using the percentage-of-completion method. Percentage of completion is determined using the number of dollars incurred as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenue. The Company recognizes revenue from software licensing fees when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

     Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position ("SOP 98-4"). The Company adopted SOP 97-2 effective January 1, 1998. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with these pronouncements. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into by the Company beginning January 1, 2000. Implementation guidelines for SOP 98-9 and SOP 98-4 have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue recognition policies and these changes could affect the timing of the Company's future revenues and results of operations.

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Software Development Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is achieved. Software development costs subject to potential capitalization were not material in 1998, 1997 and 1996, and, as such, were expensed.

Income Taxes

     Deferred income taxes are recorded for temporary differences between the bases of assets and liabilities as recognized by tax laws and their carrying value as reported in the consolidated financial statements.

Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in the accumulated foreign currency translation adjustments which, prior to the adoption of SFAS 130, were reported separately in shareholders' equity, to be disclosed as components of comprehensive income (loss). Prior year financial statements have been reclassified as necessary to conform to the requirements of SFAS 130. The adoption of SFAS 130 had no impact on the Company's net income (loss) or total shareholders' equity.

     Components of comprehensive loss for the years ended December 31 were as follows:

                                                        1998          1997
                                                      -------       -------
                                                          (in thousands)
Net loss .......................................      $(4,521)      $(2,622)
Translation losses .............................         (137)         (234)
Unrealized gains on marketable securities ......           19           108
                                                      -------       -------
Comprehensive loss .............................      $(4,639)      $(2,748)
                                                      =======       =======

Per Share Information

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                             1998        1997        1996
                                                           --------    --------    --------
                                                                    (in thousands)
Numerator:
 Numerator for basic earnings (loss) per
      share -- net income (loss) .......................   $ (4,521)   $ (2,622)   $    294
                                                           ========    ========    ========
Denominator:
   Denominator for basic earnings (loss) per
      share -- weighted-average shares .................     22,349      21,638      20,515
   Effect of dilutive securities-employee stock options*         --          --       1,027
                                                           --------    --------    --------

Denominator for diluted earnings (loss) per share ......     22,349      21,638      21,542
                                                           ========    ========    ========
Earnings (loss) per share-Basic and diluted ............   $  (0.20)   $  (0.12)   $   0.01
                                                           ========    ========    ========

     *See explanation on the following page.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     *Since the Company had net losses in 1998 and 1997, weighted-average common shares (with an exercise price less than the average market price of the Company's common stock) which were not included in the 1998 and 1997 computations because their effects would be antidilutive were as follows:


                                             1998          1997
                                             ----          ----
                                               (in thousands)
     Weighted-average common shares            97           305
                                             ====          ====

     Antidilutive securities:

     The following antidilutive securities consists of options not included in the computation of diluted loss per share because the exercise price of each of these options was greater than the average market price of the Company's common stock during the period:

                                             1998          1997          1995
                                             ----          ----          ----
                                                       (in thousands)
     Absolute options outstanding
      at end of period                      2,686         1,413           616
                                            =====         =====         =====

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants finalized Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which defines the types of costs that are capitalizable for computer software projects and requires all other costs to be expensed in the period incurred. The new SOP requires that in order for costs to be capitalizable they must be intended to create a new system or add identifiable functionality to an existing system. This SOP is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not believe that its adoption will have a material impact on its financial position, results of operations, or cash flows.

NOTE 2 - MARKETABLE SECURITIES

     The Company accounts for its marketable securities under the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Investments not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, determined by quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive loss within shareholders' equity. Realized and unrealized gains and losses from investments have been insignificant to the results of operations and financial position of the Company.

     Marketable securities at December 31 consist of the following:

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                           1998      1997
                                                                         -----------------
                                                                           (in thousands)
Held-to-maturity securities:
  Obligations of states and political subdivisions ...................   $    --   $ 1,000
  Debt securities of U.S. companies ..................................        --     9,853
                                                                         -------   -------
                                                                              --    10,853
Available-for-sale securities:
  Debt securities of U.S. companies ..................................    20,323     5,856
  Debt securities of foreign companies ...............................     2,625        --
  U.S. Treasury securities and obligations of U.S. government agencies     3,600     5,084
  Unrealized gains ...................................................       127       108
                                                                         -------   -------
                                                                          26,675    11,048
                                                                         -------   -------
                                                                         $26,675   $21,901
                                                                         =======   =======

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. All of the Company's securities have stated maturities of two years or less. The Company's cash flows relating to the purchases and maturities of its marketable securities for the years ended December 31 are as follows:

                                                       1998      1997      1996
                                                     -------   -------   -------
                                                            (in thousands)
Purchases of marketable securities:
  Investments held-to-maturity ...................   $    --   $14,129   $18,795
  Investments available-for-sale .................    40,338     7,437    17,112
                                                     -------   -------   -------
                                                     $40,338   $21,566   $35,907
                                                     =======   =======   =======
Maturities and sales of marketable securities:
  Investments held-to-maturity ...................   $10,853   $17,600   $10,540
  Investments available-for-sale .................    24,730     3,900     8,721
                                                     -------   -------   -------
                                                     $35,583   $21,500   $19,261
                                                     =======   =======   =======

NOTE 3 - RECEIVABLES AND CREDIT RISK

     Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. Allowances are maintained for potential credit losses. To date, such losses have been within management's expectations.

     Receivables at December 31 consist of the following:

                                                        1998             1997
                                                      --------         --------
                                                           (in thousands)
Billed receivables ...........................        $  8,665         $ 10,366
Unbilled receivables .........................           3,305            1,837
Allowance for doubtful accounts ..............            (400)            (400)
                                                      --------         --------
                                                      $ 11,570         $ 11,803
                                                      ========         ========

     At December 31, 1998, two customer balances exceeded 10% of total receivables; one customer comprised 44% of total receivables and another customer comprised 22% of total receivables.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - MAJOR CUSTOMERS AND REVENUES BY GEOGRAPHIC AREA

     For the year ended December 31, 1998, two customers accounted for greater than 10% of revenue: one contributed to approximately 43% of revenues and other to approximately 11% of revenues. For the year ended December 31, 1997, three customers accounted for greater than 10% of revenue: one customer represented 27% of revenues and two customers represented 11% of revenues each. For the year ended December 31, 1996, no customer represented more than 10% of revenue.

     Revenues from customers by geographic area for the years ended December 31 were as follows:

                                           1998            1997            1996
                                         -------         -------         -------
                                                     (in thousands)
United States ..................         $12,559         $ 8,555         $36,032
Asia-Pacific ...................          22,414          21,474          17,206
Europe .........................           7,347           9,549           6,995
                                         -------         -------         -------
                                         $42,320         $39,578         $60,233
                                         =======         =======         =======

     For the years ended December 31, 1997 and 1996, approximately $39.0 million and $42.9 million of total revenues, respectively, were telecom revenues. All non-telecom product lines were discontinued by the end of 1996.

NOTE 5 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

     Furniture, equipment, and leasehold improvements are stated at cost. Depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years utilizing the straight-line method. Amortization is provided for leasehold improvements in amounts sufficient to relate the cost over the shorter of the term of the related office lease or ten years utilizing the straight-line method.

     Furniture, equipment, and leasehold improvements at December 31 consist of the following:

                                                          1998           1997
                                                        --------       --------
                                                             (in thousands)
Computer equipment ...............................      $ 18,464       $ 14,814
Furniture and fixtures ...........................         4,325          3,613
Leasehold improvements ...........................         6,663          6,660
                                                        --------       --------
                                                          29,452         25,087
Accumulated depreciation and amortization ........       (18,853)       (14,922)
                                                        --------       --------
                                                        $ 10,599       $ 10,165
                                                        ========       ========

NOTE 6 - EMPLOYEE PROFIT-SHARING/401(k) PLAN AND STOCK OPTION PLANS

Profit Sharing/401(k)

     Eligible employees can contribute amounts to the Company's Profit Sharing/401(k) Plan ("Plan") via payroll withholding subject to certain limitations. The Company matches contributions by plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to income under the Plan in 1998, 1997, and 1996, were approximately $795,000, $725,000, and $637,000, respectively.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Equity Sharing Plan

     The Equity Sharing Plan ("Equity  Plan") provides for the issuance of up to
2.6 million common shares for the granting of options to employees and consultants. The Equity Plan provides for issuance of incentive options at an exercise price of not less than 100% of fair value at the time of grant. As provided by the Equity Plan, all ungranted options expired March 1, 1996; accordingly, no shares are available for grant at December 31, 1998.

     Information regarding the Equity Plan is as follows:

                                                                                       Weighted
                                                                                       Average
                                                                 Option Shares      Exercise Price
                                                                 -------------      --------------
                                                                 (in thousands)
Outstanding at December 31, 1995 ........................            1,059            $ 3.34
    Granted .............................................              134             13.06
    Exercised ...........................................             (588)             3.78
    Options canceled and available for future grant .....              (77)             6.18
                                                                    ------
Outstanding at December 31, 1996 ........................              528              5.05
    Exercised ...........................................             (354)             2.41
    Options canceled ....................................             (137)            12.49
                                                                    ------
Outstanding at December 31, 1997 ........................               37              2.97
    Exercised ...........................................              (34)             2.89
                                                                    ------
Outstanding at December 31, 1998 ........................                3              3.86
                                                                    ======

Exercisable at December 31, 1998 ........................                3            $ 3.86
                                                                    ======            ======

     At December 31, 1998, the weighted average contractual life of options outstanding is less than one year and the range of exercise prices is $3.83 to $3.90 per share. The weighted average grant date fair value of options granted during 1996 was $13.86 per share. As discussed above, all ungranted options expired March 1, 1996 so no options have been available for grant since that date.

1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan ("Stock Plan") provides for the issuance of up to 3.0 million common shares for the granting of options or restricted shares to employees, directors, and consultants. The Stock Plan provides for issuance of incentive options at an exercise price per share of not less than 100% of fair value at the time of the grant. The Stock Plan also provides for issuance of nonstatutory options and restricted stock awards at an exercise price per share equal to the fair value of the shares at the date of grant. Options granted under the Stock Plan generally have a term of up to six years from the date of the grant and are exercisable to the extent vested. The option term and vesting schedule is established by the 1991 Stock Plan Committee at the date of grant. No grants of restricted stock have been issued under the Stock Plan.

     In 1996, the Company's shareholders approved an amendment to the Stock Plan that increased the number of common shares reserved for option grants to 7.5 million. Beginning January 1, 1997, the number of options eligible to be granted under the Stock Plan automatically increases by 0.75 million each year.

     Information regarding the Stock Plan is as follows:

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                                                       Weighted
                                                                                       Average
                                                                 Option Shares      Exercise Price
                                                                 -------------      --------------
                                                                 (in thousands)
Outstanding at December 31, 1995 ........................            2,442            $ 5.73
  Granted ...............................................              970             16.47
  Exercised .............................................             (529)             3.48
  Options canceled and available for future grant .......             (439)            10.06
                                                                    ------
Outstanding at December 31, 1996 ........................            2,444              9.61
  Granted ...............................................            3,330              6.04
  Exercised .............................................             (475)             4.15
  Options canceled and available for future grant .......           (1,807)            11.55
                                                                    ------
Outstanding at December 31, 1997 ........................            3,492              5.99
  Granted ...............................................              833              3.14
  Exercised .............................................             (138)             4.42
  Options canceled and available for future grant .......             (919)             6.10
                                                                    ------
Outstanding at December 31, 1998 ........................            3,268              5.29
                                                                    ======

Exercisable at December 31, 1998 ........................              855            $ 5.76
                                                                    ======            ======

     At December 31, 1998, there were 4,291,040 options available for grant under the 1991 Stock Incentive Plan.

                                                 Options Outstanding                           Options Exercisable
                                  --------------------------------------------------    ---------------------------------
                                                       Weighted
                                                        Average
                                                       Remaining         Weighted                             Weighted
   Range of                                           Contractual        Average                              Average
Exercise Price                       Shares              Life         Exercise Price        Shares         Exercise Price
--------------                       ------              ----         --------------        ------         --------------
                                  (in thousands)        (years)                         (in thousands)
$ 1.79 -  5.00..............            685               4.93          $  2.39                136            $ 3.11
  5.01 -  6.00..............          1,397               4.47             5.83                339              5.67
  6.01 - 10.00..............          1,183               4.31             6.59                379              6.75
 10.01 - 22.58..............              3               3.58            20.78                  1             20.79
                                     ------                                                  -----
                                      3,268                                                    855
                                     ======                                                  =====

     The weighted average grant date fair value of options granted during 1998, 1997, and 1996 was $4.13, $3.70, and $11.14 per share, respectively.

1994 Outside Directors Stock Option Plan

     In 1995, the Company's shareholders adopted the 1994 Outside Directors Stock Option Plan ("Directors' Plan") which provides for the issuance of up to 300,000 common shares for options to nonemployee directors. In May 1998, the board approved an amendment to the plan whereby each eligible director is to be granted options to purchase 20,000 shares upon appointment or election to the Board of Directors ("Board"); before the amendment, the amount was 31,500 shares. In addition, the amendment provides that current directors will be granted options to purchase an additional 5,000 shares per year; before the amendment, the amount was 6,000 shares per year. Options vest monthly over a three-year period. At December 31, 1998, the weighted average contractual life of options outstanding is 3.3 years and the range of exercise prices is $2.39 to $10.75 per share.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Information regarding the Directors' Plan is as follows:

                                                                                          Weighted
                                                                                          Average
                                                                  Option Shares        Exercise Price
                                                                  -------------        --------------
                                                                  (in thousands)
Outstanding at December 31, 1995 ...........................             86               $7.93
    Granted ................................................             30                8.75
                                                                      -----
Outstanding at December 31, 1996 ...........................            116                8.14
    Granted ................................................             24                6.26
    Options canceled and available for future grant ........            (44)               7.32
                                                                      -----
Outstanding at December 31, 1997 ...........................             96                8.04
    Granted ................................................             72                5.34
                                                                      -----
Outstanding at December 31, 1998 ...........................            168                6.89
                                                                      =====

Exercisable at December 31, 1998 ...........................             84               $8.14
                                                                      =====               =====

     At December 31, 1998, there were 132,500 options available for grant under the Directors' Plan.

     The weighted average grant date fair value of options granted during 1998, 1997, and 1996 was $5.05, $3.78, and $5.40, per share, respectively.

Stock-Based Compensation and Pro forma Consolidated Information

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires disclosure of the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. A weighted-average expected life of the option of four years and no dividend yield were assumed.

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

     The Company is also required to present pro forma consolidated information as if provisions of SFAS 123 had been implemented as of January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of adjustments made to obtain pro forma consolidated net loss per share is not expected to be indicative of the effect on future periods' pro forma consolidated results. The Company's pro forma consolidated information for the years ended December 31 is as follows:

                                                      1998        1997        1996
                                                   ----------  ----------  ----------
Pro forma net loss .............................   $   (7,212) $   (6,508) $   (2,968)
                                                   ==========  ==========  ==========
Pro forma net loss per share - Basic and diluted   $    (0.32) $    (0.30) $    (0.14)
                                                   ==========  ==========  ==========

Expected volatility ............................        0.920       0.957       0.978
                                                   ==========  ==========  ==========
Risk-free interest rate ........................         5.15%       6.38%       6.60%
                                                   ==========  ==========  ==========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Employee Stock Purchase Plan

     In December 1996, the Company adopted the Employee Stock Purchase Plan ("Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 500,000 shares of Company common stock for issuance under this plan. The number of shares available under the Purchase Plan will increase annually by the lesser of 100,000 shares, 1% of the Company's outstanding shares, or an amount determined by the Board. All employees, as defined by the Purchase Plan, may contribute up to 15% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the beginning or end of each six-month offering period. The offering periods commence each February and August. During the years ended December 31, 1998 and 1997, 145,153 and 87,504 shares, respectively, of common stock were issued under the Purchase Plan. Under the Purchase Plan, 267,343 shares are available for issuance at December 31, 1998.

Option Repricing

     In January 1997, the Company's Board approved the repricing of 1.1 million options granted under the 1991 Stock Incentive Plan. All employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair value of the related common shares as of January 28, 1997). Of these options, 50% vested in January 1998, 25% in January 1999, and 25% will vest in January 2000. These options are included in the respective option schedules as cancellations and subsequent grants.

NOTE 7 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 using the liability method are as follows:

                                                            1998           1997
                                                          -------        -------
                                                              (in thousands)
Current deferred tax assets:
  Revenue differences related to timing ...........       $   850        $ 1,555
  Other accrued items .............................         1,028            320
                                                          -------        -------
    Total current deferred tax assets .............         1,878          1,875
                                                          -------        -------
Noncurrent deferred tax assets:
   Net operating loss carryforward ................         2,604          1,532
   Benefit of credit carryforward .................           854            852
   In-process technology acquired .................           334             --
   Depreciation ...................................           415            202
                                                          -------        -------
    Total noncurrent deferred tax assets ..........         4,207          2,586
                                                          -------        -------

Total deferred tax assets .........................         6,085          4,461
Less:  valuation allowance ........................        (2,395)            --
                                                          -------        -------
      Net deferred tax assets .....................       $ 3,690        $ 4,461
                                                          =======        =======

     Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The current and deferred portions of the income tax provision (benefit) for the years ended December 31 are as follows:

                                             1998          1997          1996
                                           -------       -------       -------
                                                      (in thousands)
Current:
  Federal ............................     $  (506)      $  (656)      $  (640)
  State ..............................          --            --            97
  Foreign ............................         789           416           852
                                           -------       -------       -------
                                               283          (240)          309
                                           -------       -------       -------
Deferred:
  Federal ............................         734          (994)         (136)
  State ..............................          37          (116)          (21)
                                           -------       -------       -------
                                               771        (1,110)         (157)
                                           -------       -------       -------
                                           $ 1,054       $(1,350)      $   152
                                           =======       =======       =======

     The provision (benefit) for income taxes differed from the amount computed by applying the Federal statutory income tax rate for the years ended December 31 as follows:

                                             1998          1997          1996
                                           -------       -------       -------

Federal statutory rate ...............         (34)%         (34)%          34%
State taxes, net of federal ..........          (3)           (3)            5
Tax exempt interest ..................          (6)           (5)          (10)
Foreign taxes ........................           7             7            --
Valuation allowance ..................          69            --            --
Other items ..........................           3             1             5
                                           -------       -------       -------
Income tax provision (benefit) .......           *%          (34)%          34%
                                           =======       =======       =======
     *Not Meaningful

     TCSI recorded an income tax provision (benefit) of $1.1 million, $(1.4) million, and $152,000 for 1998, 1997, and 1996 respectively. The tax provision for 1998 differed from the Federal statutory rate primarily due to a valuation allowance recorded in the current year of approximately $2.4 million. The valuation allowance was provided to reduce the net deferred tax assets to the amount which management believes, based on the weight of available evidence, is recognizable on a more likely than not basis.

     At December 31, 1998, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $8.1 million which will expire in varying amounts in 2012 and 2018 and a foreign tax credit carryforward of approximately $850,000 which will expire in the year 2001.

NOTE 8-FOREIGN CURRENCY TRANSLATION

     The Company has determined that the functional currency of each foreign operation is the local currency. The effects of translation rate changes related to long term assets and liabilities located outside the United States are included as a component of accumulated other comprehensive loss within shareholders' equity. Through 1998, foreign currency transaction gains and losses (which are recorded in the consolidated statements of operations) have not been significant.

NOTE 9-ACQUISITION OF GTE-NMO

     In December 1998, the Company completed the acquisition of the net assets of GTE Network Management Organization ("GTE-NMO"), a former division of GTE Government Systems Corporation ("GTE"). GTE-NMO is a

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Bothell, Washington-based organization that develops and implements network management solutions. It licenses WorldWin communications software ("WorldWin"). WorldWin is a family of operations support system ("OSS") products offering telephony, cable, and wireless providers a flexible platform for launching new services, while protecting existing network The acquisition price was approximately $7,958,000 and consisted of cash of $6,513,000, forgiveness of an existing receivable of $355,000, the assumption of a liability of $333,000, and acquisition costs of $757,000. The acquisition was accounted for as a purchase. The purchase price for book purposes was allocated by the Company approximately as follows (in thousands):

Accounts receivable, net .............................................    $2,633
Furniture, fixtures, and leasehold improvements, net .................       850
Intangible asset-developed technology (two-year estimated life) ......       772
Intangible asset-core technology (five-year estimated life) ..........     1,788
Intangible asset-assembled workforce (three-year estimated life) .....       699
Intangible asset-goodwill (seven-year estimated life) ................       385
In-process technology ................................................       831
                                                                          ------
    Total consideration ..............................................    $7,958
                                                                          ======

     Intangible assets acquired in connection with the acquisition are being amortized over the estimated lives noted above.

     The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition. The unaudited pro forma consolidated information set forth below presents the consolidated results of operations (as if the acquisition had occurred at the beginning of the periods presented) for the period from the date of acquisition, after giving effect to certain adjustments such as the write-off of in-process technology acquired of $831,000 and one-time payments of $1.2 million for acquisition costs and for fees to GTE for managing GTE-NMO's operations during the first month of TCSI's ownership.

     These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of the period presented or the results which may occur in the future. Unaudited pro forma consolidated results for the years ended December 31 were as follows:

                                                             1998        1997
                                                           --------    ---------
                                                               (unaudited)
Pro forma revenues ......................................  $ 51,742    $ 52,578
                                                           ========    ========
Pro forma net loss ......................................  $ (5,010)   $ (3,122)
                                                           ========    ========
Pro forma loss per share - Basic and diluted ............  $  (0.22)   $  (0.14)
                                                           ========    ========
Shares used in computation of pro forma loss per share ..    22,349      21,638
                                                           ========    ========

     Purchased In-Process Technology. Management estimates that approximately $831,000 of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was expensed in 1998. The value assigned to in-process technology was determined by identifying the product development projects in areas for which technological feasibility had not been achieved and assessing the date of completion of the product development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of product development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Developed Technology. Management estimates that approximately $772,000 of the purchase price represents developed technology. The value assigned to developed technology was determined using an income approach methodology which estimated development and technical support expenses and deducting them from projected revenues to arrive at projected earnings before interest and taxes.

     Core Technology. Management estimates that approximately $1.8 million of the purchase price represents purchased core technology. The value assigned to core technology was determined using an income approach methodology. GTE-NMO's core technology is comprised of its existing products.

     Assembled Workforce. Management estimates that approximately $0.7 million of the purchase price represents the value of the assembled workforce. The value of the assembled workforce was estimated using a cost approach. This approach identified the employees that would require significant cost to replace them and train new employees. Next, each employee's fully burdened cost (including salary, benefits and overhead), the cost to train the employee and the recruiting costs (such as locating, interviewing and hiring) were estimated. The costs were totaled to estimate the value of the assembled workforce.

     A company's assembled workforce represents an asset which incorporates several factors such as the knowledge and expertise specific to the company, its products and its ability to generate sales and future profitability, and the logistics of having a workforce in place without the need to recruit, interview, hire and train new employees. These characteristics are very important in many industries, especially in high technology companies, where there is often a shortage of skilled employees and where the competition to hire them is strong. The more specialized the workforce, the greater the cost of its assemblage, and hence, the greater its value.

NOTE 10-COMMITMENTS

     The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense under these leases during the years 1998, 1997, and 1996 was $2.2 million, $2.2 million, and $2.3 million, respectively. Future minimum lease payments on noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

     1999...................................................  $   3,098
     2000...................................................      1,973
     2001...................................................      1,681
     2002...................................................      1,690
     2003...................................................      1,614
     Thereafter.............................................      1,415
                                                              ---------
                                                              $  11,471
                                                              =========

NOTE 11-LEGAL PROCEEDINGS

     In November 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J.
Copperstone and Joseph Siciliano against the Company, certain of its officers and directors, and certain underwriters (the "Copperstone State Action"). The complaint in the Copperstone State Action alleges that during a purported class period of October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects, in violation of California law. The plaintiffs in the Copperstone State Action seek damages of an unspecified amount. In July 1997, plaintiffs voluntarily dismissed the underwriter defendants without prejudice. In June 1998, plaintiffs filed their second amended complaint. In January 1999, defendants' demurrers to that complaint were orally overruled. In response, certain of the defendants filed answers to the second amended complaint, while the remaining defendants are awaiting the written order overruling defendants' demurrers.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     In November 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The complaint in the Tinkler Derivative Action also names the Company as a nominal defendant. The plaintiff in the Tinkler Derivative Action seeks damages of an unspecified amount. In February 1998, plaintiff filed a second amended complaint alleging breach of fiduciary duties and violation of the California Corporations Code. In December 1998, defendants answered the second amended complaint.

     In September 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action also seek damages of an unspecified amount. In January 1998, defendants moved to dismiss the Copperstone Federal Action. In April 1998, the Court ordered plaintiffs to certify a class prior to ruling on defendants' motion to dismiss. Plaintiffs thereafter provided shareholders with a period during which they could choose to be excluded from the class; this period has subsequently expired. In January 1999, the court dismissed the complaint with leave to amend. In February 1999, the plaintiffs moved to stay the Copperstone Federal Action in favor of the Copperstone State Action, or for additional time in which to file an amended complaint. Defendants have requested that the Court dismiss the Copperstone Federal Action with prejudice. Oral argument on the plaintiff's motion is scheduled for April 1999.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's financial position, results of operations, or cash flows in future periods.

     In 1997, Atmel Corporation ("Atmel") made a claim under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, management obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel. The settlement is reported as a nonrecurring special gain in the 1998 consolidated statement of operations.

NOTE 12-NONRECURRING SPECIAL ITEMS

     In 1998, the Company recorded a nonrecurring gain of $550,000 following the settlement of litigation (described in Note 11 above) related to the sale of a non-telecom business unit. In 1997, the Company concluded the sale of equipment resulting in a nonrecurring loss of $1.1 million. In 1996, the Company recorded a nonrecurring gain of $7.9 million related to the licensing of its embedded wireless technology to Atmel Corporation ("Atmel"). These gains and losses are described in further detail below.

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

     As part of the Company's strategy to focus on its core telecom operations, in November 1996, the Company licensed its embedded wireless technology and related product lines to Atmel Corporation ("Atmel") in exchange for Atmel common stock valued at $10.0 million. In the fourth quarter of 1996, the Company recorded a gain on this licensing of its

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


technology, net of transaction costs and project commitments, totaling $7.9 million and a gain of approximately $0.6 million from the sale of the Atmel stock (described as "Gain on sale of investment in common stock" in the 1996 consolidated statement of operations).

NOTE 13-SUBSEQUENT EVENT-PREFERRED SHARES RIGHTS AGREEMENT (unaudited)

     In February 1999, the Company's Board declared a dividend distribution of one preferred share purchase right for each share of the Company's common stock outstanding. Each right will entitle shareholders to buy 1/1000th of one share of the Company's Series A Participating Preferred Stock at an exercise price of $13.00. The rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's common stock or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the common stock. The Company will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock.

     The  dividend   distribution   was  made  on  March  11,  1999  payable  to
shareholders of record on March 11, 1999. The rights expire on March 11, 2009.

NOTE 14 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for 1998 is as follows:

                                                                                            1998 Quarter Ended
                                                                         ----------------------------------------------------------
                                                                         March 31,       June 30,         Sept. 30,        Dec. 31,
                                                                         ---------       --------         ---------        --------
                                                                                                 (unaudited)
                                                                                   (in thousands, except per share amounts)
Revenues:
  Services ......................................................        $  8,131        $  8,640         $  7,383         $  7,406
  Software licensing fees .......................................           2,874           2,499            2,333            3,054
                                                                         --------        --------         --------         --------
          Total revenues ........................................          11,005          11,139            9,716           10,460
                                                                         --------        --------         --------         --------
Costs, expenses, and special items:
  Services ......................................................           4,558           5,056            5,378            5,305
  Product development ...........................................           2,543           2,902            3,264            3,602
  Selling, general, and administrative ..........................           3,810           3,698            3,425            5,231
  Write-off of in-process technology acquired ...................              --              --               --              831
  Nonrecurring special items, net ...............................              --            (550)              --               --
                                                                         --------        --------         --------         --------
          Total costs, expenses, and special items ..............          10,911          11,106           12,067           14,969
                                                                         --------        --------         --------         --------
Income (loss) from operations ...................................              94              33           (2,351)          (4,509)
Other income and expense ........................................             766             782              803              915
                                                                         --------        --------         --------         --------
Income (loss) before income tax provision .......................             860             815           (1,548)          (3,594)
Income tax provision (benefit) ..................................             344             326             (150)             534
                                                                         --------        --------         --------         --------
Net income (loss) ...............................................        $    516        $    489         $ (1,398)        $ (4,128)
                                                                         ========        ========         ========         ========
Net income (loss) per share (EPS) - Basic .......................        $   0.02        $   0.02         $  (0.06)        $  (0.18)
                                                                         ========        ========         ========         ========
Shares used in calculation of EPS - Basic .......................          22,219          22,312           22,410           22,452
                                                                         ========        ========         ========         ========
Net income (loss) per share (EPS) - Diluted .....................        $   0.02        $   0.02         $  (0.06)        $  (0.18)
                                                                         ========        ========         ========         ========
Shares used in calculation of EPS - Diluted .....................          22,991          22,516           22,410           22,452
                                                                         ========        ========         ========         ========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Selected unaudited quarterly financial data for 1997 is as follows:

                                                                                             1997 Quarter Ended
                                                                           --------------------------------------------------------
                                                                           March 31,       June 30,        Sept. 30,       Dec. 31,
                                                                           ---------       --------        ---------       --------
                                                                                               (unaudited)
                                                                                 (in thousands, except per share amounts)
Revenues:
  Services .........................................................       $  7,803        $  9,055        $  9,239        $  7,873
  Software licensing fees ..........................................          2,031             449             518           2,610
                                                                           --------        --------        --------        --------
Total revenues .....................................................          9,834           9,504           9,757          10,483
                                                                           --------        --------        --------        --------
Costs, expenses, and special items:
  Services .........................................................          5,143           5,139           5,617           5,172
  Product development ..............................................          1,452           1,361           1,408           1,711
  Selling, general, and administrative .............................          4,568           4,306           4,287           5,402
  Nonrecurring special items, net ..................................            270             818              --              --
                                                                           --------        --------        --------        --------
          Total costs, expenses, and special items .................         11,433          11,624          11,312          12,285
                                                                           --------        --------        --------        --------
Loss from operations ...............................................         (1,599)         (2,120)         (1,555)         (1,802)
Other income and expense ...........................................            749             729             808             818
                                                                           --------        --------        --------        --------
Loss before income tax benefit .....................................           (850)         (1,391)           (747)           (984)
Income tax benefit .................................................           (289)           (472)           (254)           (335)
                                                                           --------        --------        --------        --------
Net loss ...........................................................       $   (561)       $   (919)       $   (493)       $   (649)
                                                                           ========        ========        ========        ========
Net loss per share (EPS) - Basic ...................................       $  (0.03)       $  (0.04)       $  (0.02)       $  (0.03)
                                                                           ========        ========        ========        ========
Shares used in calculation of EPS - Basic ..........................         21,343          21,327          21,730          22,015
                                                                           ========        ========        ========        ========
Net loss per share (EPS) - Diluted .................................       $  (0.03)       $  (0.04)       $  (0.02)       $  (0.03)
                                                                           ========        ========        ========        ========
Shares used in calculation of EPS - Diluted ........................         21,343          21,327          21,730          22,015
                                                                           ========        ========        ========        ========

                                TCSI Corporation
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                    Balances at        Charge to                         Balances at
                                                                     Beginning         Costs and                           End of
                      Description                                    of Period         Expenses         Deductions         Period
----------------------------------------------------------          -----------        ---------        ----------       -----------
Year ended December 31, 1998:
  Allowance for uncollectible accounts ....................           $   400           $    75           $   (75)         $   400
                                                                      =======           =======           =======          =======

Year ended December 31, 1997:
Allowance for uncollectible accounts ......................           $   400           $   263           $  (263)         $   400
                                                                      =======           =======           =======          =======

Year ended December 31, 1996:
Allowance for uncollectible accounts ......................           $   400           $ 1,248           $(1,248)         $   400
                                                                      =======           =======           =======          =======