Form 10-Q
period 1999-03-31
TCSI CORP
filed 1999-05-17
CIK 875315

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-19377
                       -------

                               TCSI CORPORATION
            (Exact name of registrant as specified in its charter)


             NEVADA                                    68-0140975
------------------------------------    ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                1080 Marina Village Parkway, Alameda, CA  94501
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

Yes  X       No __________
    ---



 22,577,012 shares of Common Stock of the Registrant were outstanding as of May
                                   5, 1999.

                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
            March 31, 1999 (Unaudited) and December 31, 1998                 3

         Consolidated Statements of Operations for the three
            months ended March 31, 1999 and 1998 (Unaudited)                 4

         Consolidated Statements of Cash Flows for the
            Three months ended March 31, 1999 and 1998 (Unaudited)           5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  24

Item 2.  Changes in Securities                                             N/A

Item 3.  Defaults Upon Senior Securities                                   N/A

Item 4.  Submission of Matters to a Vote of Security Holders               N/A

Item 5.  Other Information                                                 N/A

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signature                                                                   26

Part I - Financial Information
Item 1.  Consolidated Financial Statements


                               TCSI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                    MARCH 31,             December 31,
                                                                                      1999                   1998
                                                                                ----------------       ---------------
                                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   29,515            $   22,308
  Marketable securities                                                                   12,220                19,371
       Receivables                                                                        11,549                11,570
  Other receivables                                                                          812                   922
  Deferred tax assets                                                                      2,941                 2,941
  Other current assets                                                                     1,703                   644
                                                                                ----------------       ---------------
 Total current assets                                                                     58,740                57,756
Furniture, equipment and leasehold improvements, net                                      10,061                10,599
Noncurrent marketable securities                                                           5,304                 7,304
Noncurrent deferred tax assets                                                               749                   749
Other assets                                                                               4,121                 4,421
                                                                                ----------------       ---------------
     Total Assets                                                                     $   78,975            $   80,829
                                                                                ================       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $    2,187            $    4,446
  Accrued liabilities                                                                      3,895                 3,198
  Deferred revenue                                                                         2,178                 1,379
  Income taxes payable                                                                       817                   662
                                                                                ----------------       ---------------
     Total current liabilities                                                             9,077                 9,685
                                                                                ----------------       ---------------
Shareholders' equity:
  Preferred Stock, par value $0.01 per share; 5,000,000 shares authorized;
   none issued and outstanding                                                                 -                     -
  Common Stock, par value $0.10 per share; 75,000,000 shares authorized;
   22,577,012 and 22,452,606 shares issued and outstanding, at March 31,
   1999 and December 31, 1998, respectively                                                2,259                 2,245
  Additional paid-in capital                                                              51,030                50,737
  Accumulated other comprehensive income (loss)                                               15                  (244)
  Retained earnings                                                                       16,594                18,406
                                                                                ----------------       ---------------
     Total shareholders' equity                                                           69,898                71,144
                                                                                ----------------       ---------------
                                                                                      $   78,975            $   80,829
                                                                                ================       ===============

         See accompanying notes to consolidated financial statements.

                               TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------------
                                                                           1999                 1998
                                                                    ---------------        ---------------
Revenues:
     Services                                                       $      6,457            $     8,131
     Software licensing fees                                               3,612                  2,874
                                                                    ---------------        ---------------
          Total revenues                                                  10,069                 11,005
                                                                    ---------------        ---------------

Costs and expenses:
     Services                                                              4,932                  4,558
     Product development                                                   3,963                  2,543
     Selling, general and administrative                                   3,668                  3,810
                                                                    ---------------        ---------------
          Total costs and expenses                                        12,563                 10,911
                                                                    ---------------        ---------------

Income (loss) from operations                                             (2,494)                    94

Interest income                                                              682                    766
                                                                    ---------------        ---------------
Income (loss) before income tax expense                                   (1,812)                   860
Income tax expense                                                             -                    344
                                                                    ---------------        ---------------
Net income (loss)                                                   $     (1,812)          $        516
                                                                    ===============        ===============

Earnings (loss) per share (EPS) - Basic                             $      (0.08)          $       0.02
                                                                    ===============        ===============
Shares in calculation of (EPS) - Basic                                    22,538                 22,219
                                                                    ===============        ===============

Earnings (loss) per share (EPS) - Diluted                           $      (0.08)          $       0.02
                                                                    ===============        ===============
Shares used in calculation of (EPS) - Diluted                             22,538                 22,991
                                                                    ===============        ===============

                                TCSI CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          -----------------------------------
                                                                                             1999                   1998
                                                                                          ------------           ------------
Cash flows from (used in) operating activities:
     Net income (loss)                                                                      $   (1,812)             $     516
     Adjustments to reconcile net (income) loss to net cash provided by operating activities:
          Depreciation                                                                             641                    719
          Amortization                                                                             749                    370
          Changes in assets and liabilities:
                   Receivables                                                                      21                  4,714
                   Other receivables                                                               110                   (294)
                   Other current assets                                                         (1,059)               77 (217)
                   Accounts payable                                                             (2,259)                  (739)
                   Accrued liabilities                                                             697                   (141)
                   Deferred revenue                                                                799                    818
                   Income taxes payable                                                            155                     20
                                                                                          ------------           ------------
                     Net cash provided by (used in ) operating activities                      ( 1,958)                 6,060
                                                                                          ------------           ------------

Cash flows from investing activities:
     Capital and leasehold improvement expenditures, net                                          (552)                  (670)
     Purchases of marketable securities                                                         (4,937)                (8,243)
     Maturates and sales of marketable securities                                               14,088                  7,890
                                                                                          ------------           ------------
                     Net cash provided by (used in) investing activities                         8,599                 (1,023)
                                                                                          ------------           ------------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                                        307                    676
                                                                                          ------------           ------------
                     Net cash provided by financing activities                                     307                    676
                                                                                          ------------           ------------
Effect of exchange rate changes on cash and cash equivalents                                       259                     -
                                                                                          ------------           ------------
Net increase in cash and cash equivalents                                                        7,207                   5,713
Cash and cash equivalents at the beginning of the period                                        22,308                 33,566
                                                                                          ------------           ------------
Cash and cash equivalents at the end of the period                                          $   29,515              $  39,279
                                                                                          ============           ============

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for income taxes                             $     (156)             $     326
                                                                                          ============           ============

         See accompanying notes to consolidated financial statements.

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated interim financial statements of ("TCSI" or the "Company"), included herein have been prepared on the same basis as the December 31, 1998 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

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

Reclassifications

     Certain 1999 balances have been reclassified to conform to the current year presentation.

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

Receivables consist of the following:

                                             MARCH 31,           DECEMBER 31,
                                                1999                 1998
                                           --------------       -------------
                                                    (IN THOUSANDS)
                                                    --------------
                                            (Unaudited)
  Billed receivables                       $     7,064           $     8,665
  Unbilled receivables                           4,885                 3,305
  Allowance for doubtful accounts                 (400)                 (400)
                                           -----------           -----------
                                           $    11,549           $    11,570
                                           ===========           ===========

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

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


Furniture, equipment, and leasehold improvement balances consist of the following:

                                                    MARCH 31,      DECEMBER 31,
                                                      1999             1998
                                                  -------------    -----------
                                                          (IN THOUSANDS)
                                                          -------------
                                                    (Unaudited)
  Computer and lab equipment                      $     18,987       $ 18,464
  Furniture and fixtures                                 4,354          4,325
  Leasehold improvements                                 6,664          6,663

                                                        30,005         29,452
  Accumulated depreciation and amortization            (19,944)       (18,853)
                                                  ------------       --------
                                                  $     10,061       $ 10,599
                                                  ============       ========

NOTE 4 - INCOME TAXES

     At March 31, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.

NOTE 5 - NET INCOME (LOSS) PER SHARE

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

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


                                                                  MARCH 31,           MARCH 31,
                                                                     1999                1998
                                                               ------------------   ------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                               ---------------------------------------
                                                                  (Unaudited)          (Unaudited)
NUMERATOR:
  Numerator for basic earnings (loss)
       per Share                                                       $(1,812)        $   516
                                                                        =======         =======

DENOMINATOR:
   Denominator for basic earnings (loss) per
       Share - weighted-average shares                                   22,538          22,219
   Effect of dilutive securities-employee stock options                       -             772
                                                                        -------         -------
   Denominator for diluted earnings (loss) per share                     22,538          22,991
                                                                        =======         =======
   Earnings (loss) per share-basic and diluted                          $(0.08)         $  0.02
                                                                        =======         =======

     Since the Company had a net loss in the three months ended March 31, 1999. Weighted-average common shares (with an exercise price greater than the average market price of the Company's common stock) which were not included in the March 31, 1999 computation because their effects would be antidilutive were as follows:

                                                                   MARCH 31,                       MARCH 31,
                                                                     1999                             1998
                                                          ------------------------       ----------------------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                    ---------------------------------------
                                                                 (Unaudited)                      (Unaudited)
Weighted-average common shares                                                  65                                  -
Weighted-average exercise price                           $                   2.05       $                          -
                                                          ========================       ============================

Antidilutive securities:

     The following antidilutive securities consists of option not included in the computation of diluted loss per share because the exercise price of each of these options was greater than the average market price of the Company's common stock during the period:

                                                                   MARCH 31,                      MARCH 31,
                                                                     1999                            1998
                                                          ------------------------       --------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                 (Unaudited)                    (Unaudited)
Absolute or weighted options outstanding at end of period                   2,940                              220
                                                          ========================       ==========================
Weighted-average exercise price                           $                  5.77        $                     9.12
                                                          ========================       ==========================

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

NOTE 6 - COMPREHENSIVE INCOME/(LOSS)

     The following is a summary of comprehensive income (loss) for the three-month period ended March 31, 1999 and 1998, respectively:

                                                                 MARCH 31,                     MARCH 31,
                                                                    1999                          1998
                                                          ---------------------       -------------------------
                                                                               (IN THOUSANDS)
                                                                               --------------
                                                                 Unaudited                      Unaudited
Net income (loss)                                         $              (1,812)      $                     516
Translation gain                                                            260                               -
Unrealized gains (losses) on marketable securities                            -                            (102)
                                                          ---------------------       -------------------------
Comprehensive income (loss)                               $              (1,552)      $                     414
                                                          =====================       =========================

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

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The complaint in the Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action seek damages of an unspecified amount. On April 20, 1998, the Court ordered plaintiffs to certify a class. Plaintiffs sent notice to the class and the opt out period has expired. On May 5, 1999, the Company announced that it has reached a preliminary settlement of the Copperstone State Action and the Copperstone Federal Action. The settlement involves payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies. Neither the Company nor the individuals involved is contributing to the settlement of the actions. The settlement will not have a material effect on TCSI's financial position or on its financial results of operations. The settlement is subject to court approval.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action,

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend vigorously those actions that do not settle. The Company also is a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

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

OVERVIEW

     TCSI Corporation provides integrated software products and services for the global telecommunications ("telecom") industry. Since its inception in 1983, a significant portion of the Company's revenues has been earned from telecom service providers and equipment manufacturers. Since 1993, the Company's telecom growth has been led by sales of SolutionCore and related products and services. Prior to 1997, the Company also earned revenues from licensing embedded software contained in wireless products and from the development of system solutions for customers in the insurance, healthcare, and transportation industries. During the second half of 1996, the Company divested its non-telecom product lines by licensing its embedded software product lines and terminating its final transportation-related development agreement. As a result, since 1997, the Company has focused almost entirely on offering software solutions to the telecom industry.

     The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs calculated on a labor hour basis. Changes in total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. Certain contracts contain payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been and is under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. For fixed price contracts, the Company recognizes revenues for services and software licensing fees using the percentage-of-completion method. The Company recognizes revenues under time-and-material-type contracts as the services are performed. Additionally, the Company also licenses software to customers under contracts, which do not require significant production, modification, or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility of the license fees is probable, and vendor-specific objective evidence of fair value exists to allocate the total fee to the elements of the arrangement.

     The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results, and financial condition. In this regard, the consistency of the Company's 1999 and 1998 quarterly results have been adversely affected by delays in the purchase of software licenses and related services.

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

RESULTS OF OPERATIONS

     Revenues. The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended March 31, 1999 decreased 9% to $10.1 million, from $11.0 million for the comparable 1998 period. Two customers accounted for more than 10% of the Company's revenue during the three months ended March 31, 1999, contributing 43% and 11% respectively. Revenues from services continued a downward trend to $6.5 million for the quarter ended March 31, 1999 from $8.1 million for comparable 1998 period. The downward trend may continue until the Company's existing and future customers increase their development efforts. Revenue from software licensing fees increased by 19% from $2.9 million to $3.6 million, or 36% of total revenues for the three months ended March 31, 1999. Runtime license revenue was again the largest component. The Company expects that runtime license revenues will continue to vary from quarter to quarter. Motorola, SEMA and Italtel accounted for the largest portion of quarters license revenue.

     Revenues from the Asia-Pacific region decreased to $3.7 million for the three months ended March 31, 1999 from $6.1 million for the comparable 1998 period. Revenues declined as the result of completing many of the Asia-Pacific follow-on contracts late last year. Revenues from the America region increased to $3.7 million for the three months ended March 31, 1999 from $3.1 million for the comparable 1998 period. The increase is attributable to a Motorola source code buy-out and continued follow-on contract revenues with Lucent, AT&T and Bell Atlantic. Revenues from the Europe region increased to $2.7 million for the three months ended March 31, 1999, compared to $1.8 million for the comparable 1998 period. The Europe region benefited from some initial sales of Worldwin product line. The Company generally recognizes service revenues involving design, development, testing and deployment over a twelve- to eighteen-month period. The Company expects

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

     To date, a portion of revenues has been concentrated among a limited number of customers. For the three months ended March 31, 1999, the concentration of revenues from the Company's five largest customers decreased to 71% from 77% for the comparable 1998 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration")

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended March 31, 1999 increased slightly to $4.9 million from $4.6 million in the comparable 1998 period. As a percentage of service revenues, costs of services were 76% of revenues from services for the three months ended March 31, 1999 compared to 56% for the comparable 1998 period. The cost of service percentage may remain or decrease from first quarter 1999 levels since existing and future customers are beginning to increase their development efforts.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three months ended March 31, 1999, the Company invested $4.0 million or 40% of revenues on product development compared with $2.5 million or 23% of revenues for the comparable 1998 period. This is the first quarter that contains incremental expenditures associated with the development engineers obtained in conjunction with the acquisition of the NMO division of GTE this past December. It also includes one-time transitional personnel expenses for people on loan to TCSI during the first quarter of 1999. We anticipate that development costs for the remainder of 1999 will return to normal levels. The Company expects to continue to invest in SolutionCore, as well as its new component-based applications, SolutionSuites and WorldWin. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the three months ended March 31, 1999, selling, general, and administrative expenses decreased 3% to $3.7 million from $3.8 million for the comparable 1998 period. Selling, general, and administrative expenses were 36% of revenues for the three months ended March 31, 1999 compared to 35% of revenues in the comparable 1998 period. The decrease in spending is due to lower headcount and related expenses. We place great importance on controlling costs and managing the selling, general, and administrative expenses.

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

     Income Tax Provision (Benefit). At March 31, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Net cash used in operating activities was $2.0 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $6.0 million for the comparable 1998 period. The increase in cash used for operations was primarily due to the 1.8 million loss for the three months ended March 31, 1999 and changes to receivables, other current assets, accounts payable and accrued liabilities. The loss is primarily attributable to payment of amounts related to the purchase of the NMO division from GTE and prepayments related to multiple partnering agreements signed during the quarter.

Investing Activities

     Net cash provided by investing activities was $8.6 million for the three months ended March 31, 1999 compared to net cash used in investing activities of $1.0 million for the comparable 1998 period. The Company purchased $4.9 million of marketable securities while $14.0 million of marketable securities matured, compared to the purchase of $8.2 million and $7.9 million of maturities for the comparable period in 1998. Working capital increased $1.6 million to $49.7 million. The increase is primarily due to the proceeds from maturity of long-term marketable securities that were reinvested in short-term instruments. In an effort to mitigate interest rate risk (as a result of interest rates decreasing approximately 75 basis points in the fourth quarter of 1998), the weighted average maturity date of the Company's investment portfolio was reduced to benefit from anticipated future higher interest rates, as indicated by the futures markets in the first quarter of 1999.

Financing Activities

     Net cash provided by financing activities was $0.3 million for the three months ended March 31, 1999 compared to $0.7 million for the comparable 1998 period. The decrease was the result of a decrease in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan which is a function of market conditions and investment decisions made by employees.

     As of March 31, 1999, the Company had cash and cash equivalents and marketable securities of $47.0 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with other potential sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

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

     Historically, a substantial portion of the Company's revenue has been derived from software licensing fees from a limited number of customers. Variability in the timing of such license fees has caused and may continue to cause material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. The Company's expenses are based in part on the Company's expectations as to future revenue levels and to a large extent are fixed in the short-term. If revenues do not meet expectations, the Company's business, operating results, and financial condition are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenues, results of operations may be disproportionately affected by a reduction in revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Lengthy Sales and Implementation Cycles

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)


     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. As a result, the Company's sales process is often subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. For these and other reasons, the sales cycles associated with the licensing of the Company's software products is often lengthy (averaging approximately nine to twelve months) and subject to a number of significant delays over which the Company has little or no control. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's software products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time, the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

Acceptance of the Company's Products; Product Development Risks

     A substantial portion of the Company's revenues are derived from licensing of the Company's software products and performing services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the advanced Operations Support System ("OSS") software developed by the Company, the Company has in the past relied and will in the future continue to rely on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, even if successful, that the revenues from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In particular, in 1997 and in 1998, 26.9% and 43.0% of total revenues was derived from contracts negotiated through a large equipment manufacturer in Asia. While the recent economic crisis in Asia

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

International Sales

     Revenues outside of the Americas accounted for 63% of the Company's total revenues for the three- months ended March 31, 1999. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements; including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs; and other trade barriers. In addition, while the recent economic crisis in Asia has not materially adversely affected the Company, there can be no assurance that it will not do so in the future. Also, access to foreign markets is often difficult due to the established relationships between government owned or controlled communications

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Volatility of Stock Price

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

        The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. Due to the foregoing factors, it is likely that the Company's revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of the Company's Common Stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two lawsuits on behalf of certain of the Company's shareholders were filed against the Company and various of its officers and directors. In late September 1997, a class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The state actions allege violations of state securities laws during 1995 and 1996, and the federal action alleges violations of the federal securities laws. The Company believes it has meritorious defenses to all of these actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in particular period.

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

                               TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS IF OPERATIONS

                                  (Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk. As of March 31, 1999, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.


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

         On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The complaint in the Copperstone Federal Action contains virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action seek damages of an unspecified amount. On April 20, 1998, the Court ordered plaintiffs to certify a class. Plaintiffs sent notice to the class and the opt out period has expired. On May 5, 1999, the Company announced that it has reached a preliminary settlement of the Copperstone State Action and the Copperstone Federal Action. The settlement involves payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies. Neither the Company nor the individuals involved is contributing to the settlement of the actions. The settlement will not have a material effect on TCSI's financial position or on its financial results of operations. The settlement is subject to court approval.

         On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the Tinkler Derivative Action alleges that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint.

         No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend vigorously those actions that do not settle. The Company also is a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

                               TCSI CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

Exhibit No.             Description
-----------             -----------

     27.1               Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                               TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.


                             TCSI CORPORATION
                             (Registrant)


                                 By   /s/ Arthur H. Wilder
                                      ____________________
                                 Arthur H. Wilder
                                 Chief Financial Officer,Secretary, and
                                 Treasurer
                                 (Principal Financial Officer and Principal
Accounting Officer)