Form 10-Q
period 1999-06-30
TCSI CORP
filed 1999-08-16
CIK 875315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377
                        -------

                                TCSI Corporation
             (Exact name of registrant as specified in its charter)

            NEVADA                                      68-0140975
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                1080 Marina Village Parkway, Alameda, CA  94501
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

Yes     X       No
     -------       ----------

   22,578,050 shares of Common Stock of the Registrant were outstanding as of
                                August 10, 1999.

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----
Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
           June 30, 1999 (Unaudited) and December 31, 1998         3

         Consolidated Statements of Operations for the three
           months ended June 30, 1999 and 1998 (Unaudited)         4

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998 (Unaudited)     5

         Notes to Consolidated Financial Statements (Unaudited)    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

Item 3.  Market Risk                                              22

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                        24

Item 2.  Changes in Securities                                   N/A

Item 3.  Defaults Upon Senior Securities                         N/A

Item 4.  Submission of Matters to a Vote of Security Holders      24

Item 5.  Other Information                                       N/A

Item 6.  Exhibits and Reports on Form 8-K                         25

Signature                                                         26

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                     June 30,                  December 31,
                                                                                       1999                       1998
                                                                                    ----------                 -----------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $18,064                   $22,308
  Marketable securities                                                                   19,037                    19,371
  Receivables                                                                             12,351                    11,570
  Other receivables                                                                        1,752                       922
  Deferred tax assets                                                                      2,941                     2,941
  Other current assets                                                                     2,380                       644
                                                                                         -------                   -------
     Total current assets                                                                 56,525                    57,756
Equipment and leasehold improvements, net                                                  9,869                    10,599
Noncurrent marketable securities                                                           2,741                     7,304
Noncurrent deferred tax assets                                                               749                       749
Other assets                                                                               3,862                     4,421
                                                                                         -------                   -------
                                                                                         $73,746                   $80,829
                                                                                         =======                   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $ 1,242                   $ 4,446
  Accrued liabilities                                                                      3,771                     3,198
  Deferred revenue                                                                           406                     1,379
  Income taxes payable                                                                     1,195                       662
                                                                                         -------                   -------
     Total current liabilities                                                             6,614                     9,685
                                                                                         -------                   -------
Stockholders' equity:
  Preferred stock, par value $0.01 per share; 5,000,000 shares authorized;
   none issued and outstanding                                                                --                        --

  Common stock, par value $0.10 per share; 75,000,000 shares authorized;
   22,578,050 and 22,452,606 shares issued and outstanding, at June 30, 1999
   and December 31, 1998, respectively                                                     2,258                     2,245

  Additional paid-in capital                                                              51,096                    50,737
  Accumulated other comprehensive gain (loss)                                               (202)                     (244)
  Retained earnings                                                                       13,980                    18,406
                                                                                         -------                   -------
     Total stockholders' equity                                                           67,132                    71.144
                                                                                         -------                   -------
                                                                                         $73,746                   $80,829
                                                                                         =======                   =======

         See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                       ---------------------------       -------------------------
                                                          1999             1998             1999           1998
                                                       ----------      -----------       ----------      ---------
Revenues:
  Services                                                $ 8,176          $ 8,640          $14,633        $16,771
  Software licensing fees                                   1,979            2,499            5,591          5,373
                                                          -------          -------          -------        -------
          Total revenues                                   10,155           11,139           20,224         22,144
                                                          -------          -------          -------        -------

Costs, expenses, and special items:
  Services                                                  5,019            5,056            9,951          9,614
  Product development                                       3,898            2,902            7,861          5,445
  Selling, general and administrative                       3,940            3,698            7,608          7,508
  Nonrecurring special items                                   --             (550)              --
                                                          -------          -------          -------        -------
          Total costs, expenses, and special items         12,857           11,106           25,420         22,017
                                                          -------          -------          -------        -------

Income (loss) from operations                              (2,702)              33           (5,196)           127

Interest income                                               477              782            1,159          1,548
                                                          -------          -------          -------        -------
Income (loss) before income tax provision (benefit)        (2,225)             815           (4,037)         1,675
Income tax provision (benefit)                                387              326              387            670
                                                          -------          -------          -------        -------
Net income (loss)                                         $(2,612)         $   489          $(4,424)       $ 1,005
                                                          =======          =======          =======        =======

Basic earnings (loss) per share                            $(0.12)           $0.02           $(0.20)         $0.04
                                                          =======          =======          =======        =======
Weighted-average common shares                             22,578           22,312           22,454         22,266
                                                          =======          =======          =======        =======

Diluted earnings (loss) per share                          $(0.12)           $0.02           $(0.20)         $0.04
                                                          =======          =======          =======        =======
Dilutive potential common shares                           22,578           22,516           22,454         22,605
                                                          =======          =======          =======        =======

         See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                       Six Months Ended
                                                                                                          June 30,
                                                                                             ----------------------------------
                                                                                                1999                    1998
                                                                                             ---------                ---------
Cash flows from operating activities:
     Net income (loss)                                                                        $ (4,424)                $  1,005
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Depreciation                                                                           2,158                    1,951
          Amortization                                                                             556                      326
          Changes in assets and liabilities:
                   Receivables                                                                    (781)                   3,590
                   Other receivables                                                              (830)                    (157)
                   Other current assets                                                         (1,736)                     125
                   Accounts payable                                                             (3,204)                    (455)
                   Accrued liabilities                                                             573                    1,124
                   Deferred revenue                                                               (973)                  (2,444)
                   Income taxes payable                                                            533                     (287)
                                                                                             ---------                ---------
                     Net cash provided by (used in ) operating activities                       (8,128)                   4,778
                                                                                             ---------                ---------
Cash flows from investing activities:
     Capital and leasehold improvement expenditures, net                                        (1,428)                    (916)
     Purchases of marketable securities                                                        (79,587)                 (21,237)
     Maturity and sale of marketable securities                                                 84,496                   15,944
                                                                                             ---------                ---------
                     Net cash provided by (used in) investing activities                         3,481                   (6,209)
                                                                                             ---------                ---------
Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                                        372                    1,057
                                                                                             ---------                ---------
                     Net cash provided by financing activities                                     372                    1,057
                                                                                             ---------                ---------
Effect of exchange rate changes on cash and cash equivalents                                        31                     (168)
                                                                                             ---------                ---------
Net decrease in cash and cash equivalents                                                       (4,244)                    (542)
Cash and cash equivalents at the beginning of the period                                        22,308                   33,566
                                                                                             ---------                ---------
Cash and cash equivalents at the end of the period                                           $  18,064                $  33,024
                                                                                             =========                =========

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for income taxes                              $    (156)               $     630
                                                                                             =========                =========

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

Receivables consist of the following:

                                      June 30,      December 31,
                                        1999            1998
                                      -------       -----------
                                           (In thousands)
                                             (Unaudited)

  Billed receivables                  $ 6,310        $ 8,665
  Unbilled receivables                  6,441          3,305
  Allowance for doubtful accounts        (400)          (400)
                                      -------        -------
                                      $12,351        $11,570
                                      =======        =======


NOTE 3 - EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

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

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

Equipment, and leasehold improvement balances consist of the following:

                                                    June 30,               December 31,
                                                      1999                     1998
                                                 --------------            -------------
                                                            (In thousands)
                                                              (Unaudited)

  Computer and lab equipment                         $ 19,516                 $ 18,464
  Furniture and fixtures                                4,368                    4,325
  Leasehold improvements                                6,996                    6,663

                                                       30,880                   29,452
  Accumulated depreciation and amortization           (21,011)                 (18,853)
                                                     --------                 --------
                                                     $  9,869                 $ 10,599
                                                     ========                 ========

NOTE 4 - INCOME TAXES

     The Company recorded an income tax provision of $.4 million in the six months ended June 30, 1999 compared to $.7 million in the six months ended June 30, 1998. The 1999 provison reflects taxes paid to foreign jurisdictions.

     At June 30, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.


NOTE 5 - NET INCOME/(LOSS) PER SHARE

     Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                         -----------------------------            --------------------------
                                                           1999                 1998                1999              1998
                                                         -------              --------            --------          --------
                                                                       (In thousands, except per share amounts)
                                                                                     (Unaudited)
Numerator
   Numerator for basic earnings (loss) per share         $(2,612)              $   489             $(4,424)          $ 1,005
                                                         =======               =======             =======           =======
Denominator
  Denominator for basic earnings (loss) per
   share -- weighted-average common shares                22,578                22,312              22,454            22,266
  Effect of dilutive securities-employee stock
   options                                                    --                   204                  --               339
                                                         -------               -------             -------           -------
  Denominator for diluted earnings (loss) per share       22,578                22,516              22,454            22,605
                                                         =======               =======             =======           =======
  Earnings (loss) per share-basic and diluted            $ (0.12)              $  0.02             $ (0.20)          $  0.04
                                                         =======               =======             =======           =======

  The Company had a net loss for the three and six months ended June 30, 1999. The effect of dilutive securities -- employee stock options (with an option exercise price less than the average market price of the Company's common stock) which were not included in the three and six months ended June 30, 1999 computations because their effect would be antidilutive were as follows:

                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                         --------------------------       ---------------------------
                                            1999            1998             1999            1998
                                         -----------     ----------       -----------     -----------
                                                  (In thousands, except per share amounts)
                                                                (Unaudited)
Weighted-average common shares                111              --                88             --
                                            =====           =====             =====          =====
Weighted-average exercise price             $2.05              --             $2.05             --
                                            =====           =====             =====          =====

Antidilutive securities:

     The following antidilutive securities consist of options not included in the computation of diluted loss per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period:

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                             ---------------------------    -------------------------
                                                  1999           1998           1999          1998
                                             -------------   -----------    -----------   -----------
                                                      (In thousands, except per share amounts)
                                                                    (Unaudited)
Absolute or weighted average options at end
     of period                                       2,804         1,074          2,902           256
                                             =============   ===========    ===========   ===========
Weighted-average exercise price                     $ 5.80        $ 6.95         $ 5.78         $8.16
                                             =============   ===========    ===========   ===========

NOTE 6 - COMPREHENSIVE INCOME/(LOSS)

The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998, respectively:

                                                       Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                             -----------------------------------     ------------------------------------
                                                   1999                1998                 1999                1998
                                             --------------     ----------------     ---------------     ----------------
                                                                             (In thousands)
                                                                              (Unaudited)
Net income (loss)                                   $(2,612)               $ 489             $(4,424)              $1,005
Translation gains (losses)                             (230)                (169)                 31                 (169)
Unrealized gains (losses) on securities                  12                    5                  12                  (97)
                                             --------------     ----------------     ---------------     ----------------
Comprehensive income (loss)                         $(2,830)               $ 325             $(4,381)              $  739
                                             ==============     ================     ===============     ================

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

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

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

     In November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in future periods.

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

     The Company provides services to customers under level-of-effort and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes in total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been and is under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues under time-and-material-type contracts as the services are performed. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method. Additionally, the Company licenses software to customers under contracts, which do not require significant production, modification, or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable, and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

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

Results of Operations

     Revenues. The Company generates revenues from the sale of its software products and related services to the telecom industry. Total revenues for the quarter ended June 30, 1999 decreased 9% to $10.2 million, from the comparable 1998 period. Total revenues for the six months ended June 30, 1999 decreased 9% to $20.2 million, from the comparable 1998 period. In the second quarter, three customers each accounted for more than 10% of total revenue. Revenues from services ("service revenues"), for the three months ended June 30, 1999, were $8.2 million, a 5% decrease from $8.6 million for the comparable 1998 period. For the six months ended June 30, 1999 services revenues were $14.6 million, a 13% decrease from $16.8 million for the comparable 1998 period. The downward trend may continue until the Company's existing and future customer's ramp up their development efforts. Revenue from software licensing fees ("license revenues"), for the three months ended June 30, 1999 were $2.0 million, a 21% decrease from $2.5 million for the comparable 1998 period. For the six months ended June 30, 1999, license revenues increased 4% to $5.6 million from $5.4 million for the comparable 1998 period. Runtime license revenue was again the largest component. The Company expects that runtime license revenues will
continue to vary from quarter to quarter.   Four customers accounted for 80% of
license revenue for the quarter ended June 30, 1999.

     Revenues from the Asia-Pacific region decreased to $4.7 million and $8.2 million for the three and six months ended June 30, 1999, respectively, compared
to $6.0 million and $12.1 million for the comparable 1998 periods.   Revenues
declined as the result of completing many of the Asia-Pacific follow-on contracts late last year, and a slowdown in new service contracts. Revenues from the America region decreased to $2.4 million and $6.2 million for the three and six months ended June 30, 1999, respectively, compared to $3.9 million and $7.0 million for the comparable 1998 periods. Revenues declined as the result of completing many of the Americas follow-on contracts last year, and a slowdown in new service contracts. Revenues from the Europe region increased to $3.1 million and $5.8 million for the three and six months ended June 30, 1999, respectively, compared to $1.6 million and $3.4 million for the comparable 1998 periods. The Europe region received the greatest benefited from sales of the newly acquired

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     To date, a portion of revenues has been concentrated among a limited number of customers. For the three months ended June 30, 1999, the concentration of revenues from the Company's five largest customers decreased to 70% from 77% for the comparable 1998 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration".)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three and six months ended June 30, 1999 were $5.0 million and 10.0 million, or 49% and 49% of total revenues, respectively, compared to $5.1 million and $9.6 million, or 45% and 43% of total revenues for the comparable 1998 periods. The cost of service percentage may vary from second quarter 1999 levels as customers determine their development spending levels for the balance of the year and 2000.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three and six months ended June 30, 1999, the Company invested $3.9 million and $7.9 million or 38% and 39% of total revenues, respectively, compared with $2.9 million and $5.4 million or 26% and 25% of total revenues for the comparable 1998 periods. This is attributed to the full impact of the additional development engineers acquired with acquisition of the NMO division of GTE this past December. We anticipate that development costs would settle in at a lower running rate for the balance of the year. The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the three and six months ended June 30, 1999, selling, general, and administrative were $3.9 million and $7.6 million or 39% and 38% of total revenues, respectively, compared with $3.7 million and $7.5 million or 33% and 34% of total revenues for the comparable 1998 periods. Although spending as a percent of revenue increased due to lower total revenues, absolute dollars were relatively flat for the comparative three and six month periods. The Company expects the current spending level to remain constant throughout the remainder of 1999.

     Income Tax Provision (Benefit). At June 30, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforward. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.


Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $8.1 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $4.8 million for the comparable 1998 period. The increase in cash used for operations was primarily due to the loss for the six months ended June 30, 1999 of $4.4 million, accounts payable reduction of $2.2 million, primarily attributed to payments of accrued expenses related to the purchase of the NMO division from GTE, and prepaid license expense of approximately $1.0 million.

Investing Activities

     Net cash provided by investing activities was $3.5 million for the six months ended June 30, 1999 compared to $1.1 million for the comparable 1998 period. The increase is attributable to the net purchase of marketable securities for $4.9 million offset by capital asset additions of $1.4 million. The increase is primarily due to the maturity of long-term securities that were reinvested in short-term instruments. In an effort to mitigate interest rate and re-investment risk (due to interest rates decreasing approximately 75 basis points in the fourth quarter of fiscal 1998), the weighted average maturity was reduced to benefit from higher interest rates, as indicated by the futures markets for the six months ended June 30, 1999.

Financing Activities

     Net cash provided by financing activities was $0.4 million for the six months ended June 30, 1999 compared to $1.1 million for the comparable 1998 period. The decrease was the result of stock options exercised and stocks purchased pursuant to the Employee Stock Purchase Plan.

     As of June 30, 1999, the Company had cash and cash equivalents and marketable securities of $39.8 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.


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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. For the three months ended June 30, 1999, the concentration of revenues from the Company's five largest customers comprised 70%. In addition, the Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of these individuals were terminated transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had existing relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

International Sales

     Revenues outside of the Americas accounted for 66% of the Company's total revenues for the six- months ended June 30, 1999. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements; including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs; and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

Volatility of Stock Price

     The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results, and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions, and other factors. Due to the foregoing factors, it is likely that the Company's revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of the Company's Common Stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition. In this regard, in late 1996, two lawsuits on behalf of certain of the Company's

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

shareholders were filed against the Company and various of its officers and directors. In late September 1997, a class action lawsuit was filed in U.S. Federal Court on behalf of certain shareholders against the Company and various of its officers and directors. The state actions allege violations of state securities laws during 1995 and 1996, and the federal action alleges violations of the federal securities laws. On May 5, 1999, the Company reached settlements in one state action, and the federal action subject to court approval. The Company believes it has meritorious defenses to the remaining state action and it is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of this matters could materially affect the Company's future results of operations or cash flows in particular period.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. In early 1998, the Company developed procedures for evaluating and managing the risks and costs associated with Year 2000 problems. TCSI believes it is devoting the necessary resources to identify and modify its systems and products impacted by the Year 2000 problem and to implement new systems and release new product versions to become Year 2000 compliant in a timely manner. The Company has concluded its assessment of the Year 2000 issues and has determined that the consequences of its Year 2000 issues will not have a material effect on its business, results of operations, or financial conditions. The Company believes its products are Year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  Interest Rate Risk. As of June 30, 1999, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     In November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint.

     No trial in any of these actions is scheduled. The Company believes it has meritorious defenses to all of these actions, and intends to defend each of them vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in future periods.

Item 4.  Submission of Matters to Vote of Security Holders

     An annual meeting of shareholders was held in Alameda, California on May 6, 1999. The following matters were voted upon by the shareholders:

     The following person, who were only nominees, were re-elected as directors to hold office for one year and received the following number of votes:

                               TCSI CORPORATION

                                                       For            Withheld
                                                  -----------       -----------
        John C. Bolger                             21,146,640           277,879
        Ram A. Banin                               21,136,245           288,274
        Norman E. Friedmann, Ph.D.                 21,141,608           282,911
        Donald Green                               21,147,270           277,249
        William A. Hasler                          21,142,570           281,949
        David G. Messerschmitt, Ph.D.              21,143,640           280,879
        Harvey E. Wagner                           21,144,370           280,149

A proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999, was approved by the shareholders. The following votes were cast as to such proposal: For:
21,354,991; Against: 50,805; Abstain: 18,723

Item 6.  Exhibits and Reports on Form 8-K6

(a)  The following exhibits are filed herewith:


Exhibit No.     Description
-----------     -----------
     27.1       Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     Report on Form 8-K dated May 19, 1999 reporting the Company had reached a preliminary settlement of the shareholder class action lawsuits pending against the Company and certain of its officers and directors.SIGNATURE

                                     TCSI

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.


                             TCSI CORPORATION
                             (Registrant)


                        BY   /S/ ARTHUR H. WILDER
                             --------------------
                             ARTHUR H. WILDER
                             CHIEF FINANCIAL OFFICER, SECRETARY, AND TREASURER (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                ACCOUNTING OFFICER)

                               INDEX OF EXHIBITS

Exhibit No.                           Description
-----------     ---------------------------------------------------------------
    27.1        Financial Data Schedule