Form 10-Q
period 1999-09-30
TCSI CORP
filed 1999-11-15
CIK 875315

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377
                        -------

                                TCSI Corporation
             (Exact name of registrant as specified in its charter)


                  NEVADA                                                 68-0140975
------------------------------------------------     ----------------------------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
        incorporation or organization)

                          1080 Marina Village Parkway, Alameda, CA  94501
---------------------------------------------------------------------------------------------------------
                              (Address of principal executive offices)
                                           (Zip Code)

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

22,686,224 shares of Common Stock of the Registrant were outstanding as of November 10, 1999.

                               Table of Contents



                                                                        Page
                                                                        ----

Part I - Financial Information
------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
            September 30, 1999 (Unaudited) and December 31, 1998         3

         Consolidated Statements of Operations for the nine
            months ended September 30, 1999 and 1998 (Unaudited)         4

         Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1999 and 1998 (Unaudited)    5

         Notes to Consolidated Financial Statements (Unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

Item 3.  Market Risk                                                    23

Part II - Other Information
-----------------------------

Item 1.  Legal Proceedings                                              24

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

Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   September 30,              December 31,
                                                                                       1999                       1998
                                                                                   -------------              ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $19,022                   $22,308
  Marketable securities                                                                   15,876                    19,371
  Receivables, net                                                                        13,503                    11,570
  Other receivables                                                                        1,734                       922
  Deferred tax assets                                                                      2,941                     2,941
  Other current assets                                                                     2,619                       644
                                                                                   -------------              ------------
       Total current assets                                                               55,695                    57,756
Equipment and leasehold improvements, net                                                  9,115                    10,599
Noncurrent marketable securities                                                               -                     7,304
Noncurrent deferred tax assets                                                               749                       749
Other assets                                                                               3,604                     4,421
                                                                                   -------------              ------------
                                                                                         $69,163                   $80,829
                                                                                   =============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $ 1,342                   $ 4,446
  Accrued liabilities                                                                      3,628                     3,198
  Deferred revenue                                                                           820                     1,379
  Income taxes payable                                                                     1,189                       662
                                                                                   -------------              ------------
     Total current liabilities                                                             6,979                     9,685
                                                                                   -------------              ------------

Stockholders' equity:
  Preferred stock, par value $0.01 per share; 5,000,000 shares authorized;
       none issued and outstanding                                                             -                         -
  Common stock, par value $0.10 per share; 75,000,000 shares authorized;
       22,686,224 and 22,452,606 shares issued and outstanding, at September 30,
       1999 and December 31, 1998, respectively                                            2,269                     2,245
  Additional paid-in capital                                                              51,265                    50,737
  Accumulated other comprehensive gain (loss)                                               (508)                     (244)
  Retained earnings                                                                        9,158                    18,406
                                                                                   -------------              ------------
       Total stockholders' equity                                                         62,184                    71,144
                                                                                   -------------              ------------
                                                                                         $69,163                   $80,829
                                                                                   =============              ============

         See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                     ----------------------------------     -----------------------------------
                                                           1999               1998                1999                1998
                                                     ---------------     --------------     ---------------     ---------------
Revenues:
  Services                                                   $ 4,010            $ 7,383            $ 18,643             $24,154
  Software licensing fees                                      3,276              2,333               8,867               7,706
                                                     ---------------     --------------     ---------------     ---------------
       Total revenues                                          7,286              9,716              27,510              31,860
                                                     ---------------     --------------     ---------------     ---------------

Costs, expenses, and special items:
  Services                                                     4,762              5,378              14,713              14,992
  Product development                                          3,070              3,264              10,932               8,709
  Selling, general and administrative                          4,795              3,425              12,402              10,933
  Nonrecurring special items                                       -                  -                   -                (550)
                                                     ---------------     --------------     ---------------     ---------------
       Total costs, expenses, and special items               12,627             12,067              38,047              34,084
                                                     ---------------     --------------     ---------------     ---------------

Loss from operations                                          (5,341)            (2,351)            (10,537)             (2,224)

Interest income                                                  576                803               1,735               2,351
                                                     ---------------     --------------     ---------------     ---------------
Income (loss) before income tax provision (benefit)           (4,765)            (1,548)             (8,802)                127
Income tax provision (benefit)                                    58               (150)                445                 520
                                                     ---------------     --------------     ---------------     ---------------
Net loss                                                     $(4,823)           $(1,398)           $ (9,247)            $  (393)
                                                     ===============     ==============     ===============     ===============

Basic and diluted loss per share                              $(0.21)            $(0.06)             $(0.41)             $(0.02)
                                                     ===============     ==============     ===============     ===============
Weighted-average common shares                                22,652             22,410              22,589              22,315
                                                     ===============     ==============     ===============     ===============

         See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                      ------------------------------------------
                                                                                              1999                    1998
                                                                                      -----------------      -------------------
Cash flows from operating activities:
     Net loss                                                                                  $ (9,247)                $   (393)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
          Depreciation                                                                            1,889                    1,985
          Amortization                                                                            2,127                      928
          Deferred tax assets                                                                         -                      376
          Changes in assets and liabilities:
               Receivables                                                                       (1,933)                   3,818
               Other receivables                                                                   (812)                    (104)
               Other current assets                                                              (1,975)                     110
               Accounts payable                                                                  (3,104)                    (573)
               Accrued liabilities                                                                  430                    1,111
               Deferred revenue                                                                    (559)                  (2,768)
               Income taxes payable                                                                 527                     (680)
                                                                                      -----------------      -------------------
                     Net cash provided by (used in) operating activities                        (12,657)                   3,810
                                                                                      -----------------      -------------------

Cash flows from investing activities:
     Capital and leasehold improvement expenditures, net                                         (1,716)                  (2,145)
     Purchases of marketable securities                                                         (26,837)                 (31,457)
     Maturity and sale of marketable securities                                                  37,636                   27,574
                                                                                      -----------------      -------------------
                     Net cash provided by (used in) investing activities                          9,083                   (6,028)
                                                                                      -----------------      -------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                         552                    1,567
                                                                                      -----------------      -------------------
                     Net cash provided by financing activities                                      552                    1,567
                                                                                      -----------------      -------------------
Effect of exchange rate changes on cash and cash equivalents                                       (264)                    (172)
                                                                                      -----------------      -------------------
Net decrease in cash and cash equivalents                                                        (3,286)                    (823)
Cash and cash equivalents at the beginning of the period                                         22,308                   33,566
                                                                                      -----------------      -------------------
Cash and cash equivalents at the end of the period                                             $ 19,022                 $ 32,743
                                                                                      =================      ===================

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for income taxes                                $   (156)                $    663
                                                                                      =================      ===================

         See accompanying notes to consolidated financial statements.

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

     TCSI Corporation ("TCSI" or the "Company") currently operates in one industry segment, which is providing integrated software products and services for the global telecommunications industry.

Basis of Presentation

     In the opinion of the management of the Company, the unaudited consolidated interim financial statements included herein have been prepared on the same basis as the December 31, 1998 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

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

     Receivables consist of the following:

                                                              September 30,              December 31,
                                                                   1999                      1998
                                                          -------------------       --------------------
                                                                           (In thousands)
                                                                             (Unaudited)

  Billed receivables                                                  $10,640                    $ 8,665
  Unbilled receivables                                                  3,263                      3,305
  Allowance for doubtful accounts                                        (400)                      (400)
                                                          -------------------       --------------------
  Receivables, net                                                    $13,503                    $11,570
                                                          ===================       ====================

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Equipment and leasehold improvements are stated at cost. Straight-line depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years. Amortization is provided for leasehold improvements over the life of the lease utilizing the straight-line method.

     Equipment and leasehold improvement balances consist of the following:

                                                               September 30,              December 31,
                                                                   1999                       1998
                                                          --------------------       -------------------
                                                                           (In thousands)
                                                                             (Unaudited)

  Computer and lab equipment                                          $ 19,723                  $ 18,464
  Furniture and fixtures                                                 4,392                     4,325
  Leasehold improvements                                                 7,053                     6,663
                                                          --------------------       -------------------
                                                                        31,168                    29,452
  Accumulated depreciation and amortization                            (22,053)                  (18,853)
                                                          --------------------       -------------------
  Equipment and leasehold improvements, net                           $  9,115                  $ 10,599
                                                          ====================       ===================


NOTE 4 - INCOME TAXES

     The Company recorded an income tax provision of $445,000 in the nine months ended September 30, 1999 compared to $520,000 in the nine months ended September 30, 1998. The 1999 provision reflects taxes paid to foreign jurisdictions.

     At September 30, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.


NOTE 5 - NET LOSS PER SHARE

      Basic loss per share is computed using the weighted average number of common shares outstanding. At September 30, 1999 and 1998, outstanding stock options and other stock equivalents are not included in the calculation of the diluted loss per share as their effect would be antidilutive. The following table sets forth the computation of basic and diluted loss per share:

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                    ----------------------------------     --------------------------------
                                                          1999                1998              1999               1998
                                                    --------------      --------------     ------------     ---------------
                                                                    (In thousands, except per share amounts)
                                                                                   (Unaudited)
Numerator
   Numerator for basic loss per share                      $(4,823)            $(1,398)         $(9,247)            $  (393)
                                                    ==============      ==============     ============     ===============
Denominator
  Denominator for basic and diluted loss per
    share - weighted-average common shares                  22,652              22,410           22,589              22,315
                                                    ==============      ==============     ============     ===============
  Loss per share - basic and diluted                       $ (0.21)            $ (0.06)         $ (0.41)            $ (0.02)
                                                    ==============      ==============     ============     ===============

     The Company had a net loss for the three and nine months ended September 30, 1999. The effect of dilutive securities - employee stock options (with an option exercise price less than the average market price of the Company's common stock) which were not included in the three and nine months ended September 30, 1999 computations because their effect would be antidilutive were as follows:

                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                             -------------------------------------    --------------------------------------
                                                    1999                1998                 1999                1998
                                             ----------------    -----------------    -----------------    -----------------
                                                               (In thousands, except per share amounts)
                                                                              (Unaudited)
Weighted-average common shares                             30                   53                   82                  156
                                             ================    =================    =================    =================
Weighted-average exercise price                         $1.90                $3.15                $2.00                $5.20
                                             ================    =================    =================    =================

Antidilutive securities:

     The following antidilutive securities consist of options not included in the computation of diluted loss per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period:

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                 -----------------------------------    --------------------------------
                                                        1999                1998              1999              1998
                                                 -----------------    --------------    --------------    --------------
                                                                 (In thousands, except per share amounts)
                                                                                (Unaudited)
Absolute or weighted average options at end
     of period                                               3,134             2,867             2,814             1,367
                                                 =================    ==============    ==============    ==============
Weighted-average exercise price                             $ 5.13            $ 6.17            $ 5.75            $ 6.74
                                                 =================    ==============    ==============    ==============

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)


NOTE 6 - COMPREHENSIVE LOSS

     The following is a summary of comprehensive loss for the three and nine months ended September 30, 1999 and 1998, respectively:

                                                    Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                             ---------------------------------     ------------------------------------
                                                   1999               1998                1999                1998
                                             --------------     --------------     ---------------     ----------------
                                                                            (In thousands)
                                                                             (Unaudited)
Net income (loss)                                   $(4,823)           $(1,398)            $(9,247)               $(393)
Translation gains (losses)                                8                 (3)                 38                 (172)
Unrealized losses on securities                        (313)               (17)               (302)                (114)
                                             --------------     --------------     ---------------     ----------------
Comprehensive loss                                  $(5,128)           $(1,418)            $(9,511)               $(679)
                                             ==============     ==============     ===============     ================

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

     On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors (the "Copperstone Federal Action"). The complaint in the Copperstone Federal Action contained virtually identical factual allegations as the Copperstone State Action, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The plaintiffs in the Copperstone Federal Action sought damages of an unspecified amount. On April 20, 1998, the Court ordered plaintiffs to certify a class. Plaintiffs sent notice to the class and the opt out period has expired.

     On May 5, 1999, the Company announced that it had reached a preliminary settlement of the Copperstone State Action and the Copperstone Federal Action. On October 20, 1999, pursuant to the settlement agreement, the United States District Court of the Northern District of California dismissed the Copperstone Federal Action with prejudice. The settlement involved payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies. Neither the Company nor the individuals involved contributed to the settlement of the actions.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the

                               TCSI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (Continued)

Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint. The parties have reached a preliminary settlement of the Tinkler Derivative Action. The settlement involves payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies and a contribution by the Company. The settlement is not expected to have a material adverse effect on TCSI's financial position or on its financial results of operations. The settlement is subject to court approval.

     No trial is scheduled in the Tinkler Derivative Action. The Company believes it has meritorious defenses to the action, and intends to defend it vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in future periods.

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

     The Company provides services to customers under time-and-material and fixed price contracts. Service revenues are generally recognized on the percentage-of-completion method based on the percentage of contract costs incurred in relation to total estimated contract costs. Changes in total estimated contract costs, if any, are recognized in the period such changes are determined. The scope and size of the Company's system solutions can be large and complex, typically requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been and is under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company recognizes revenues under time-and-material-type contracts as the services are performed. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method. Additionally, the Company licenses software to customers under contracts, which do not require significant production, modification, or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable, and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

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

Results of Operations

     Revenues. The Company generates revenues from the sale of its software products and related services to the telecom industry. Total revenues for the quarter ended September 30, 1999 decreased 25% to $7.3 million, from the comparable 1998 period. Total revenues for the nine months ended September 30, 1999 decreased 14% to $27.5 million, from the comparable 1998 period. The decrease in revenues resulted primarily from the completion of several projects in the Asia-Pacific region and a lack of follow-on work in that region due to channel slow-downs by submarine cable and communications satellite customers. In the third quarter, four customers each accounted for more than 10% of total revenue. Revenues from services ("service revenues"), for the three months ended September 30, 1999, were $4.0 million, a 46% decrease from $7.4 million for the comparable 1998 period. For the nine months ended September 30, 1999 services revenues were $18.6 million, a 23% decrease from $24.1 million for the comparable 1998 period. The downward trend may continue until the Company's existing and future customers ramp up their development efforts. Revenue from software licensing fees ("license revenues"), for the three months ended September 30, 1999 were $3.3 million, a 40% increase from $2.3 million for the comparable 1998 period. For the nine months ended September 30, 1999, license revenues increased 15% to $8.9 million from $7.7 million for the comparable 1998 period. Runtime license revenue was again the largest component. The Company expects that runtime license revenues will continue to vary from quarter to quarter. Four customers accounted for 83% of license revenues for the quarter ended September 30, 1999.

     Revenues from the Asia-Pacific region decreased to $1.4 million and $9.4 million for the three and nine months ended September 30, 1999, respectively, compared to $4.7 million and $16.7 million for the comparable 1998 periods. Revenues declined as the result of completing many of the Asia-Pacific follow-on contracts late last year, and a slowdown in new service contracts. Revenues from the America region were $2.6 million and $8.7 million for the three and nine months ended September 30, 1999, respectively, compared to $3.2 million and $10.2 million for the comparable 1998 periods. For the nine months ending

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

September 30, 1999 revenues declined as the result of completing many of the Americas follow-on contracts last year, and a slowdown in new service contracts. Revenues from the Europe region increased to $3.3 million and $9.4 million for the three and nine months ended September 30, 1999, respectively, compared to $1.9 million and $4.9 million for the comparable 1998 periods. The Europe region received the greatest benefits from sales of WorldWin, the product line acquired in the Company's purchase of GTE's Network Management Organization ("GTE-NMO"). The Company generally recognizes service revenues involving design, development, testing and deployment over a twelve- to eighteen-month period. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

     To date, a portion of revenues has been concentrated among a limited number of customers. For the three months ended September 30, 1999, revenues from the Company's five largest customers decreased to 60% from 82% for the comparable 1998 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. There can be no assurance that such customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods.
(See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration".)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three and nine months ended September 30, 1999 were $4.8 million and $14.7 million, or 65% and 53% of total revenues, respectively, compared to $5.4 million and $15.0 million, or 55% and 47% of total revenues for the comparable 1998 periods. The cost of service percentage may remain at or increase from third quarter 1999 levels until existing and future customers ramp up their development efforts.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three and nine months ended September 30, 1999, product development expenses were $3.1 million and $10.9 million, or 42% and 40% of total revenues, respectively, compared with $3.3 million and $8.7 million, or 34% and 27% of total revenues for the comparable 1998 periods. The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. For the three and nine months ended September 30, 1999, selling, general, and administrative expenses were $4.8 million and $12.4 million, or 66% and 45% of total revenues, respectively, compared with $3.4 million and $10.9 million, or 35% and 34% of total revenues for the comparable 1998 periods. The increase in selling, general and administrative expenses reflects the

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

Company's increased sales and marketing activities, and in the third quarter of 1999, costs associated with the Tinkler Derivative Action, the Copperstone Federal Action and the Copperstone State Action.

     Income Tax Provision (Benefit). At September 30, 1999, the Company had approximately $3.7 million of net deferred tax assets. The realization of these deferred tax assets is dependent upon the Company generating sufficient taxable income from future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforward. The amount of net deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced, which would negatively impact the Company's income tax provision in future periods.

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $12.7 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $3.8 million for the comparable 1998 period. The increase in cash used for operations was primarily due to the loss for the nine months ended September 30, 1999 of $9.2 million, the reduction in accounts payable of $3.1 million, primarily attributed to payments of accrued expenses related to the purchase of the NMO division from GTE, and prepaid license fees of $2.0 million.

Investing Activities

     Net cash provided by investing activities was $9.1 million for the nine months ended September 30, 1999 compared to net cash used of $6.0 million for the comparable 1998 period. The increase is attributable to the net sale of marketable securities for $10.8 million offset by capital asset additions of $1.7 million. The increase is primarily due to the maturity of long-term securities that were reinvested in short-term instruments.

Financing Activities

     Net cash provided by financing activities was $552,000 for the nine months ended September 30, 1999 compared to $1.6 million for the comparable 1998 period. The decrease was the result of a decrease in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan which is a function of market conditions and investment decisions made by employees.

     As of September 30, 1999, the Company had cash and cash equivalents and marketable securities of $34.9 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.


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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. For the three months ended September 30, 1999, revenues from the Company's five largest customers comprised 60% of total revenues. In addition, the Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had existing relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

Implementation Risks

     As is characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing the Company's software solutions entail risks of performance shortfalls. In some cases, the Company has agreed to accept some financial responsibility, in the form of negotiated penalty amounts, if the Company's products did not meet specifications or caused customer system downtime. There can be no assurance that the Company will not encounter delays or other difficulties due to such implementation complexities. Because the Company's customer base consists of a relatively limited number of customers, the product defects or implementation errors could be potentially damaging to the Company's reputation. Any such occurrence could have a material adverse effect upon the Company's business, operating results, and financial condition.

International Sales

     Revenues outside of the Americas accounted for 68% of the Company's total revenues for the nine months ended September 30, 1999. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

                               TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  (Continued)

     The Company's current and prospective competitors offer a variety of solutions to address OSS needs. The Company faces competition in each of the three functional areas the Company believes are necessary for the delivery of complete OSS software: telecom applications platforms, configurable applications and custom services. The Company's SolutionCore, SolutionSuites and SolutionServices product lines enable the Company to provide its customers with both application development software, telecom applications and custom services. Because certain of the Company's competitors focus only on one functional area of OSS software, such competitors may be in a position to develop competitive products targeted solely at the segment they serve. These competitors include major communications service providers, and equipment and computer manufacturers, each of which may have substantially greater financial, manufacturing, technical, marketing and distribution resources and greater name recognition and longer-standing relationships with customers than the Company. Furthermore, many of the Company's current and potential customers continuously evaluate whether to design, develop, and support internally the software solutions provided by the Company, thereby obviating the need for relying on an outside vendor such as the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions, or changing customer requirements.

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

Risks Associated with Acquisitions

     The Company periodically evaluates potential acquisitions of complementary businesses, products, and technologies. To support its growth plans, the Company may acquire companies that have a significant installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance the Company's competitive position. Such acquisitions could subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. Other than the purchase of GTE-NMO in December, 1998, the Company has not consummated an acquisition transaction. The failure to successfully evaluate, negotiate, and effect acquisition transactions could have a material adverse effect on the Company's business, operating results, and financial condition.

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

     On October 20, 1999, the federal action, to which one state action is related, was dismissed with prejudice. With regard to the remaining state action, the parties recently reached a preliminary settlement of the action. The preliminary settlement is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. In early 1998, the Company developed procedures for evaluating and managing the risks and costs associated with Year 2000 problems. TCSI believes it is devoting the necessary resources to identify and modify its systems and products impacted by the Year 2000 problem and to implement new systems and release new product versions to become Year 2000 compliant in a timely manner. The Company has concluded its assessment of the Year 2000 issues and believes its products are Year 2000 compliant.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of September 30, 1999, the Company's cash and investment portfolio includes fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

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

     On May 5, 1999, the Company announced that it had reached a preliminary settlement of the Copperstone State Action and the Copperstone Federal Action. On October 20, 1999, pursuant to the settlement agreement, the United States District Court for the Northern District of California dismissed the Copperstone Federal Action with prejudice. The settlement involved payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies. Neither the Company nor the individuals involved contributed to the settlement of the actions.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant (the "Tinkler Derivative Action"). The second amended complaint in the Tinkler Derivative Action alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. On December 9, 1998, defendants answered the second amended complaint. The parties have reached a preliminary settlement of the Tinkler Derivative Action. The settlement involves payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies and a contribution by the Company. The settlement is not expected to have a material adverse effect on TCSI's financial position or on its financial results of operations. The settlement is subject to court approval.

     No trial is scheduled in the Tinkler Derivative Action. The Company believes it has meritorious defenses to the action, and intends to defend it vigorously. The Company is also a party as a defendant in various lawsuits, contractual disputes, and other legal claims, the results of which are not presently determinable. In the opinion of management, resolution of these legal actions is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially affect the Company's future results of operations or cash flows in future periods.

                               TCSI CORPORATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith:


Exhibit No.          Description
-----------          -----------
  27.1               Financial Data Schedule


(b)  Reports on Form 8-K.

     None.

                               TCSI CORPORATION


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.


                          TCSI CORPORATION
                          (Registrant)


                          By   /s/ Arthur H. Wilder
                              -------------------------------
                              Arthur H. Wilder
                              Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and
                              Principal Accounting Officer)

                               TCSI CORPORATION



                               INDEX OF EXHIBITS


Exhibit No.      Description
-----------      -----------
    27.1         Financial Data Schedule