Form 10-K
period 1999-12-31
TCSI CORP
filed 2000-03-30
CIK 875315

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                      0-19377
            December 31, 1999                  (Commission File Number)

                                TCSI Corporation
             (Exact name of Registrant as specified in its charter)

               Nevada                                  68-0140975
       (State of Incorporation)             (IRS Employer Identification No.)

   1080 Marina Village Parkway, Alameda, California        94501
       (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code: (510) 749-8500

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 10, 2000 was approximately $144.1 million.

     The number of shares outstanding of the Registrant's common stock, $0.10 par value, as of March 10, 2000 was 23,051,457

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held on May 11, 2000, are incorporated by reference into Part III of this Report.

                                TCSI CORPORATION

                                Table of Contents

                                                                         Page

                                     PART I

    Item 1.      Business                                                  1

    Item 2.      Properties                                                8

    Item 3.      Legal Proceedings                                         8

    Item 4.      Submission of Matters to a Vote of Security Holders       9

                                PART II

    Item 5.      Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                      10

    Item 6.      Selected Consolidated Financial Data                     11

    Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      12

    Item 7A.     Qualitative and Quantitative Disclosures About Market
                 Risk                                                     25

    Item 8.      Financial Statements and Supplementary Data              25

    Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      25

                                           PART III

    Item 10.     Directors and Executive Officers of the Registrant       26

    Item 11.     Executive Compensation                                   26

    Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management                                           26

    Item 13.     Certain Relationships and Related Transactions           26

                                            PART IV

    Item 14.     Exhibits, Consolidated Financial Statement Schedules,
                 and Reports on Form 8-K                                  27

                                     PART I

Item 1.  Business

     In addition to historical information contained herein, this Business section and other parts of this Annual Report on Form 10-K contain certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect current expectations and there can be no assurance that the Company's actual future performance will meet the Company's current expectations. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Certain Factors That May Affect Future Results and Market Price of Stock" section in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company

     TCSI Corporation ("TCSI" or "the Company") is a leading provider of software products and services for the global telecommunications ("telecom") industry. TCSI's solutions enable telecom service providers, equipment manufacturers, enterprise network users and systems integrators to rapidly deploy and manage network infrastructure and services. The Company has recently organized its operations into two Product Line Management Offices ("PLMO"). Each PLMO has responsibility for marketing, sales, business development, product delivery and customer service for the Company's two products: Catalant(R) and WorldWin(R). The Catalant product line offers carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks. The WorldWin product line provides integrated Operations Support System ("OSS") solutions focused on data remediation, network management and provisioning management needed for today's service providers.

     TCSI was organized in 1983 as a Nevada corporation and is headquartered in Alameda, California. The Company has offices throughout the United States and in Europe and the Pacific Rim. TCSI's software provides solutions to many of the world's leading telecom companies, including AT&T, Cable and Wireless, GTE, Maxis in Malaysia, Nippon Telegraph & Telephone ("NTT") in Japan and Telkom South Africa. The Company's software is also incorporated into telecom equipment systems provided by equipment manufacturers, including 3Com, Lucent Technologies, NEC and Motorola.

Industry Background

     The worldwide telecom industry continues to undergo significant transformation. Global deregulation and international privatization have resulted in intense intra-industry, cross-industry and geographic competition in providing telecommunications services. Long distance and local telecom service providers compete in each other's markets. Wireless service providers, cable television operators and utilities are leveraging their existing infrastructures to provide voice, video and data transmission services. In addition, independent service providers are leasing transmission facilities from long distance carriers, local telephone companies, wholesale carriers and emerging network providers to provide competing voice, video and data services. At the same time, the complexity and size of public networks have increased. The emergence of the Internet, intranets, extranets and telecommuting, as well as numerous new telecom services such as high-speed data services, video teleconferencing and unified messaging have increased demand for bandwidth, reliability, data integrity and security.

     In this dynamic environment, service providers are being forced to operate with external public and private networks and need to differentiate themselves on the basis of price, responsiveness, services offered, reliability and security. To meet increased demands and remain competitive in this dynamic environment, traditional telecom service providers must upgrade existing circuit-based public networks. In addition, these providers along with new competitors are deploying new packet-based networks that provide increased functionality, reliability and secure services. Upgrading and deploying new telecom networks and services requires the integration of diverse transmission media and protocols, network equipment, network operations platforms and network management systems. Moreover, the competitive environment requires more effective network management, such as detection of and automatic response to fault indications, remote configuration of networks and equipment, automation of accounting and billing functions, optimization of network performance and improvement of security. Network management systems must interoperate seamlessly among service providers and interface with customer network management systems.

     Until recently, most telecom service providers managed their voice networks exclusively with mainframe-based proprietary systems written in early generation programming languages. While these systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive technical organization. In addition, because these legacy systems are not based on a common standard, the provisioning and management of end-to-end services across telecom service providers is more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are proprietary and are based on earlier-generation programming languages, they generally do not easily scale, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware service providers require to upgrade networks.

     The need to provide services more rapidly, operate networks at peak efficiency and do both with fewer people is forcing new approaches in the software systems used by service providers. New services and network infrastructure remain the chief vehicles that telecom service providers have to differentiate themselves from their competition. The impact of new services, particularly those that use the Internet, has strained the current communications infrastructure and created a demand for greater capacity. In response, service providers have begun implementing new technologies to augment or replace their traditional copper wireline infrastructure with networks that use fiber optics, hybrid fiber-coax cable, radio frequency signals, or satellite transmission. They have also begun to implement a variety of new technologies so they can offer greater bandwidth and higher-quality services. In conjunction with these changes, providers are increasingly turning to new, state-of-the-art OSS's to replace their legacy OSS's or to develop the means to rapidly integrate the transmission of data between the network and support OSS's between OSS's themselves, or a derivative of the above in order to expedite service fulfillment to their customer base.

     Service providers use OSS's to develop, deploy and manage their networks and the services that depend on those networks. Through their ability to control, monitor and measure network functions and equipment, OSS's can improve the quality of service provisioning, assurance and billing. Service provisioning is the process of enabling or modifying a service for a specific customer with capacity from the managed network. Service assurance involves monitoring and managing existing services to ensure their quality and that they meet service-level obligations to customers. Billing involves the collection of usage information, bill preparation and presentation and invoicing and collections.

New System Management Requirements

     Competition among existing and new telecom service providers, the proliferation of new communications services, and pressure to provide new services quickly and cost-effectively has placed increased demands on telecom service providers and equipment manufacturers. These demands have resulted in the following system management requirements:

        o Need to link technology and customers. Historically, a telecom company's discrete network components and the broader network have been managed separately from service activation and assurance of specific services to the handling of billing, customer service and other administrative tasks. The introduction of a new service affects all components of an operator's infrastructure. For example, a customer desiring a temporary 800-number for a special event requires a network operator to process the order and activate the service by providing special instructions to the appropriate network components (service provisioning), monitor the network and respond to traffic bottlenecks and unexpected service interruptions or failures (service assurance) and update billing, accounting, and marketing databases (customer care). In response to increased competition, there is a greater need to rapidly introduce new services and respond to customer service requests. There is also an increased need to tighten the link between a telecom network's technology components and service management (and ultimately the customer). As a result, new network software implementation will increasingly address specific business processes and customer service requirements rather than network technology requirements. The implication to software and hardware vendors is the need to offer systems with proven technical and business viability. Further, technology decisions by telecom service providers are increasingly being led by marketing personnel, and include input from various business functional areas throughout such companies. As service providers focus more on customer care, there will be a need for network systems designed to provide management more meaningful information with automated links from the customer support processes to the network and equipment management processes.

     o Standardization of telecom management systems. Competition, innovation and profitability are becoming the main drivers shaping the investment decisions of telecom service providers and equipment manufacturers in many parts of the world. Service providers are looking for solutions that will not require them to lock into complex proprietary technologies or to be limited to a small number of equipment suppliers. Further, as deregulation enables companies to compete on a more global scale, telecom companies are increasingly seeking to standardize network architecture and infrastructure (including hardware and software components) as well as business practices. As open, distributed computing and industry standards continue to evolve, hardware and software vendors will need to supply communications equipment and software solutions that permit such standardization.

     o New software requirements. The rapid proliferation of communication services and networks requires highly flexible and customizable management and control systems that can rapidly respond to changing market and infrastructure conditions. OSS's must also integrate the increasing number of network elements involved in any given connection. New technology must enable and automate the rapid provisioning of new and enhanced services. Increased competition requires OSS solutions that enable cost-effective change management and offer highly reusable technology in order to reduce the time-to-market for new or enhanced services by taking advantage of past development work. Scalability is increasingly important since the rates of growth of new services and number of subscribers are highly variable and often unpredictable. Solutions that are not highly scalable may not be adequate for mission-critical, long-lived networks. The mission-critical nature of public networks also demands solutions that are highly reliable. Software products that meet all of these requirements are very complex, and suppliers of these products must increasingly provide highly specialized implementation, integration, and customization services in order to provide complete software solutions.

Products and Services

     TCSI's products and services enable its customers to meet the demand for the new system management requirements described above.

Catalant(R) Product Line

     Catalant is the Company's product line for element and network management applications. It is based on advanced component and object-oriented software technologies, and provides carrier-class performance, scalability and reliability. Catalant products are marketed and sold to the following classes of customers: (1) equipment manufacturers to develop management solutions bundled with their hardware products, (2) service providers as configured network management solutions and (3) systems integrators as a platform to develop custom OSS solutions. The Catalant product line contains the following products that can be sold separately or in combination with each other:

     o Catalant applications. Catalant applications are configurable software products that automate specific management functions, such as fault management, performance management and service activation. All Catalant applications are built on the same component infrastructure, so they can easily integrate with each other to form a comprehensive OSS suite.

     o SolutionCore(R). SolutionCore is TCSI's telecom application platform. SolutionCore allows software developers to create new components that will "plug and play" with the Catalant applications or to develop new custom applications. SolutionCore allows developers to program in C++ for high-performance applications, in Enterprise Java Beans for portability or in a scripting language for rapid development.

     o ServicePaks. ServicePaks are packaged combinations of software tools, templates and professional services that can extend and customize the Catalant applications for specific customer needs. ServicePaks are available for OSS integration, system management and custom component development.

     The Catalant product line provides customers the ability to rapidly configure and deploy sophisticated management solutions, rapidly customize application functionality, easily customize software using programming languages or scripting, as well as pre-built functionality tuned to managing next generation networks and carrier-class scalability and performance.

WorldWin(R) Product Line

     TCSI's WorldWin product line was acquired by TCSI as part of the acquisition of GTE's Network Management Organization in December 1998. WorldWin consists of several offerings focused on different segments of the service provider market.

     o WorldWin Suite. The WorldWin Suite is an integrated OSS solution that provides service provisioning and service assurance functionality in a pre-integrated package. WorldWin's target market is emerging service providers which are creating or expanding their network infrastructure and need a comprehensive OSS suite to manage their services and infrastructure. The WorldWin Suite has a number of components that satisfy most basic operational needs for an emerging service provider:

        o InForm provides service order entry and basic customer relationship management functionality;

        o  InService  provides  complete  service  provisioning   functionality,
           including   service   modeling,   network  capacity   management  and
           flow-through network provisioning;

        o InView provides service assurance functionality, including network monitoring, fault and performance management and trouble ticketing;

        o InExchange provides high performance, universal mediation services between OSS and network devices or between multiple OSS's and supports a wide variety of network devices and communication protocols;

        o Application programming interfaces allow a service provider to integrate the WorldWin modules with other applications, such as customer databases or billing systems.

     o IncomeConnect. IncomeConnect is a billing data mediation product, based on the InExchange platform module. IncomeConnect, either centrally, or in a distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. Once collected from the network, IncomeConnect employs user-defined rules to filter, format and augment the data received, which is then sent downstream for distribution to billing systems, data warehouses and other OSSs concerned with usage data.

Services

    TCSI also provides customized implementation services to its customers to enable them to deploy the Catalant and WorldWin suites of products. These services may involve the integration of Catalant or WorldWin with legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop and deploy the software necessary to meet its customers' business and operational requirements. TCSI has extensive experience in developing and implementing solutions for the telecom industry, in general, and network and element management solutions, in particular. The Company engages in careful planning of the development and deployment phases, a formal development process and rules or conventions that govern every phase of framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management and distributed systems deployment; and the Company's solutions rely heavily on its products. Due to the complex requirements of its customers' network systems, implementation services are often a key factor in customer purchasing decisions.

     The Company is committed to responsive user support and believes that such support is critical in continuing successful long-term relationships with its customers. The Company offers technical customer support from 8:00 a.m. to 5:00 p.m. (Pacific Standard Time), five days per week, which can be extended at the customer's option to 24 hours per day, seven days per week for an additional fee. Support is provided by telephone, via e-mail, via remote login and on-site, as necessary. The Company has established an Internet site that provides technical information, as well as schedules of the Company's upcoming training courses.

     The Company conducts training courses for its customers, on a fee basis, at the Company's training facilities in the States of California and Washington and at customer sites. Training courses include instruction in the installation, customization and use of the Company's products.

     As part of its software licensing agreements, the Company offers software maintenance contracts to its customers. The maintenance contract entitles customers to telephone support, product maintenance and upgrades to minor product releases. Substantially all licensees of the Company's software products were covered by a software maintenance contract during the year ended December 31, 1999.

Marketing and Sales

     TCSI has established separate marketing and sales organizations for the Catalant and WorldWin product lines. Each PLMO is responsible for determining the market needs for its respective product and providing direction to the product development group, establishing targeted marketing and advertising campaigns, positioning the products within the target markets with appropriate messaging, collateral, pricing and packaging and generating sales leads through tradeshows, telemarketing and other means.

     The Company's products are typically intended for use in applications that may be critical to a customer's business. Further, these applications are often complex and require significant technical knowledge of the Company's products and the customer's operations to be successfully deployed. To date, the Company has relied primarily on its experienced worldwide direct sales force to sell its products and related services. The sales team also significantly utilizes the Company's engineering personnel to assist in product demonstrations, answer customer questions and determine system specifications.

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

Customers

     The Company licenses its products to customers around the world. The following chart reflects a sample of the Company's 1999 customers:

          Catalant                          WorldWin
          --------                          --------
          3Com                              Access Point
          Motorola                          Cable & Wireless
          NEC                               CompleTel
          NTT                               GTE
          Telkom South Africa               Maxis

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 1999, 1998 and 1997, revenues from the Company's five largest customers represented 60%, 74%, and 64% of revenues, respectively. In 1999, 1998 and 1997, one customer with multiple contracts, NEC Corporation, represented approximately 30%, 43% and 27% of total revenues, respectively. In 1998, Lucent Technologies represented approximately 11% of total revenues, and in 1997, two customers, Italtel and IDC, each represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration.

     The Company earns a significant portion of revenues from outside the United States. Revenues from foreign customers accounted for approximately 70%, 70%, and 78% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods.

Competition

     The Company offers products and services in the evolving market for telecom software. The telecom industry is intensely competitive, subject to extremely rapid technological change and is characterized by evolving industry standards, changing regulatory requirements, frequent product introductions and rapid changes in customer requirements. These market factors represent both an opportunity and a competitive threat to TCSI. The rapid pace of technological change continually creates new opportunities for existing and new competitors.

     The Catalant product line competes in the equipment manufacturer and service provider markets, providing solutions for next generation telecom applications and platforms, while the WorldWin product line competes in the emerging service provider market, providing integrated OSS and billing data mediation solutions. The Company competes with numerous vendors in each product category. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     TCSI's competitors include Vertel, Dorado Systems, Objective Systems Integrators, Hewlett Packard and MicroMuse for the Catalant product line and Eftia OSS Solutions, Objective Systems Integrators, Telcordia, Hewlett Packard and MetaSolv for the WorldWin product line. Some of the Company's competitors compete across both TCSI's product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

     The Company also faces competition in each of the three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. The Company's Catalant and WorldWin product lines enable the Company to provide its customers with development environments and turnkey applications, as well as custom services. Because certain of the Company's competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Other Company Information

Backlog

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a three-to-nine-month period.
Backlog  for the  Company's  products  and  services  represents  an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees and maintenance and support fees. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. There can be no assurance that TCSI's customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. At December 31, 1999, the Company's backlog amounted to approximately $9.5 million compared to approximately $16 million at December 31, 1998. The decline in backlog from 1998 to 1999 is attributable to a decline in bookings, the lengthy sales and implementation cycle associated with the Company's products, the completion of several large projects and the lack of follow-on work primarily in Asia.

Employees

     As of February 29, 2000, the Company had 179 employees, of which approximately 68% were professional engineering staff. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's employee relations are good.

     The Company's future growth and success will depend to a significant extent on its ability to continue to recruit and assimilate skilled engineers, managers, and other personnel. The Company's future success will also depend on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The complex nature of the networks of the Company's customers requires that the Company recruit and hire personnel with expertise in and a broad understanding of the industries in which the Company's customers compete. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Currently, the Company has eight patents. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies.

Executive Officers of the Company

    The Company's executive officers currently are:

Name                             Age     Position

Norman E. Friedmann               71     Acting President and Chief Executive Officer
Arthur H. Wilder.............     58     Chief Financial Officer, Secretary, and Treasurer

     Norman E. Friedmann, became a member of the Board of Directors in February 1998. In December 1999, he was appointed acting President and Chief Executive Officer of the Company. He served as a management consultant to the Company from 1996 to February 1998. Dr. Friedmann currently manages Friedmann Enterprises, which he founded in 1990. Prior to that, he served as Executive Vice President and Chief Operating Officer of Herbalife International, Inc. from 1992 until his retirement in 1995. He served as President, Chief Executive Officer, and member of the Board of Directors of Daisy Systems from 1987 to 1989. Prior to that, he founded and served as President, Chief Executive Officer and Chairman of the Board of Cordura Corporation from 1965 to 1987.

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

Item 2.  Properties

     The Company's principal administrative, sales and marketing, customer support and product development facilities are located in Alameda, California. In addition, the Company leases sales offices in Newmarket, United Kingdom; Tokyo, Japan; and Raleigh, North Carolina and a product development facility in Bothell, Washington ("Bothell"). The Company's San Jose, California operations were consolidated with the Alameda facility upon the expiration, in November 1999, of the lease for the San Jose office. In addition, the Company has executed a lease agreement for a new facility in Bothell and will relocate its current Bothell operations in early 2000. The Company currently has approximately 125,000 square feet of leased facilities. The Company's leases have various terms, expiring at different times through the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.

Item 3.  Legal Proceedings

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company and certain of its officers and directors. The complaint alleged that, between October 11, 1995 and September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects in violation of California law. On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors. The federal complaint contained virtually identical factual allegations as the State action, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. On October 20, 1999, the United States District Court for the Northern District of California approved a proposed settlement and dismissed the federal action with prejudice. The settlement involved payment of an amount comprised of proceeds from the Company's

Director and Officer insurance policies. Neither the Company nor the individuals involved contributed to the settlement of the actions. On December 8, 1999, the Alameda County Superior Court dismissed the state action with prejudice.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant. The complaint alleged that, as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. The parties reached a settlement, which involved payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies and a contribution by the Company. The settlement did not have a material adverse effect on TCSI's financial position or on its financial results of operations. On December 1, 1999, the Alameda County Superior Court dismissed the Tinkler Derivative Action with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

     The common stock of the Company ("Common Stock") commenced trading on The Nasdaq National Market under the symbol "TCSI" in July 1991. The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated, as reported by The Nasdaq National Market:

                                                    High       Low
                                                    -----      ----

1998

First quarter..................................     $ 8.94   $ 6.13
Second quarter.................................       8.13     5.00
Third quarter..................................       6.25     2.50
Fourth quarter.................................       3.25     2.00

1999
First quarter..................................     $ 2.50   $ 1.63
Second quarter.................................       2.94     1.69
Third quarter..................................       2.69     1.47
Fourth quarter.................................       3.50     1.38

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

     As of March 10, 2000, the number of shareholders of record of the Company's Common Stock was 148 and the number of beneficial shareholders was approximately 15,300. The Company has declared no cash dividends on its Common Stock since the Company's initial public offering. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

    The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                        Years Ended December 31,
                                                                    --------------------------------------------
                                                                       1999        1998           1997         1996          1995
                                                                    ---------     -----        ---------    ---------     -------
                                                                                  (in thousands, except per share data)
Statements of Operations Data:
Revenues:

  Services...................................................         $ 22,269      $31,560      $33,970       $42,733       $43,790
  Software licensing fees....................................           10,497       10,760        5,608        10,230        11,572
                                                                     ---------     --------     --------      --------      --------
     Total services and licensing fees.......................           32,766       42,320       39,578        52,963        55,362
  Equipment, non-telecom.....................................               --           --           --         7,270            --
                                                                     ---------     --------     --------      --------      --------
     Total revenues..........................................           32,766       42,320       39,578        60,233        55,362
Costs, expenses, and special items:
  Services...................................................           20,154       20,297       21,071        28,773        24,945
  Equipment, non-telecom.....................................               --           --           --         6,810            --
  Product development........................................           14,351       12,311        5,932         6,642            --
  Selling, general, and administrative.......................           17,137       16,164       18,563        25,010        19,498
  Write-off of in-process technology acquired................               --          831           --            --            --
  Nonrecurring special items, net............................            1,528         (550)       1,088        (4,587)           --
                                                                     ---------     --------     --------      --------      --------
Total costs, expenses, and special items.....................           53,170       49,053       46,654        62,648        44,443
                                                                     ---------     --------     --------      --------      --------
Income (loss) from operations................................          (20,404)      (6,733)      (7,076)       (2,415)       10,919
Gain on sale of investment in common stock...................               --           --           --           585            --
Other income and expense, net................................            1,974        3,266        3,104         2,276           982
                                                                     ---------     --------     --------      --------      --------
Income (loss) before income tax provision (benefit)..........          (18,430)      (3,467)     ( 3,972)          446        11,901
Income tax provision (benefit)...............................            4,052        1,054       (1,350)          152         3,831
                                                                     ---------     --------     --------      --------      --------
Net income (loss)............................................         $(22,482)     $(4,521)    $ (2,622)     $    294      $  8,070
                                                                     =========     ========     ========      ========      ========
Earnings (loss)  per share (EPS) - Basic.....................         $  (0.99)     $ (0.20)    $  (0.12)     $   0.01      $   0.45
                                                                     =========     ========     ========      ========      ========
Shares used in calculation of EPS - Basic....................           22,614       22,349       21,638        20,515        18,069
                                                                     =========     ========     ========      ========      ========
Earnings (loss) per share (EPS) - Diluted....................         $  (0.99)     $ (0.20)    $  (0.12)     $   0.01      $   0.42
                                                                     =========     ========     ========      ========      ========
Shares used in calculation of EPS - Diluted..................           22,614       22,349       21,638        21,542        19,224
                                                                     =========     ========     ========      ========      ========

                                                                                                  December 31,
                                                                   -----------------------------------------------------------------
                                                                      1999           1998         1997         1996           1995
                                                                   ---------      ---------    ---------    ---------       --------
Balance Sheet Data:                                                                          (in thousands)
Cash and equivalents and marketable securities...............          $31,714      $48,983      $55,467       $52,607       $22,027
Working capital..............................................           37,360       48,071       59,358        50,717        31,374
Total assets.................................................           58,163       80,829       84,231        88,133        50,630
Shareholders' equity.........................................           49,482       71,144       74,148        73,610        37,376

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

     Overview

     TCSI currently operates in one segment, which is providing integrated software products and services for the global telecom industry. The Company's two product lines are: (1) Catalant(R), which offers carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offers integrated OSS solutions, including provisioning, service assurance, mediation and billing functionality for emerging service providers worldwide.

     The Company provides services to customers under time-and-material and fixed price contracts. The Company recognizes revenues under time-and-material-type contracts as the services are performed. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. In this regard, the consistency of the Company's 1999 and 1998 quarterly results have been adversely affected by delays in the purchase of software licenses and related services.

     A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems can contain significant technological risks. The Company has in the past relied, and will in the future rely, on its development and implementation expertise. Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced, and may continue to experience, fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements.

     Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs.
Although management intends to target Company-funded product development spending at levels consistent with other software companies, from time to time, spending may be greater or less than these amounts, as circumstances dictate. Furthermore, management expects that, from time to time, it may periodically acquire businesses, products, or technologies to enhance the Company's current product offerings.

Results of Operations

     The following table sets forth selected statement of operations data as a percentage of revenues for each of the following years ended December 31:

                                                                                              1999        1998        1997
                                                                                             ------      -------    -------

Revenues:
  Services.......................................................................              68%          74%        86%
  Software licensing fees........................................................              32           26         14
                                                                                            -----        -----      -----
     Total revenues..............................................................             100          100        100

Costs, expenses, and special items:

  Services (1)...................................................................              62           48         53
  Product development............................................................              44           29         15
  Selling, general, and administrative (1).......................................              52           38         47
  Write-off of in-process technology acquired....................................              --            2         --
  Nonrecurring special items, net (1)............................................               5           (1)         3
                                                                                            -----        -----      -----
Loss from operations.............................................................             (62)         (16)       (18)
Other income and expense, net....................................................               6            8          8
                                                                                            -----        -----      -----
Loss before income tax provision.................................................             (56)          (8)       (10)
Income tax provision (1).........................................................              12            3          3
                                                                                            -----        -----      -----
Net loss.........................................................................             (68)%        (11)%       (7)%
                                                                                            =====        =====      =====

(1) Includes charges recorded in the fourth quarter of 1999 related to (i) the write-off of prepaid license fees, (ii) an employee incentive plan, (iii) reorganization/consolidation costs and (iv) a valuation allowance against deferred tax assets, respectively. Such charges totaled $7.3 million.

Revenues

     The Company generates revenues from the sale of its software products and related services to the telecom industry. In 1999, services represented 68 % and software licensing fees represented 32 % of total revenues. In 1998, services represented 74 % and software licensing fees represented 26 % of total revenues. In 1997, services represented 86 % and software licensing fees represented 14 % of total revenues.

    For the following years ended December 31, the revenue breakdown is as follows:

                                                                     1999        1998        1997
                                                                    ------       ------     ------
                                                                            (in thousands)
Total revenues:
  Services....................................................... $22,269       $31,560     $33,970
  Software licensing fees........................................  10,497        10,760       5,608
                                                                   ------        ------      ------
       Totals                                                     $32,766       $42,320     $39,578
                                                                  =======       =======     =======

     Total revenues decreased 23% in 1999 to $32.8 million from $42.3 million in 1998. Total revenues increased 7% in 1998 from $39.6 million in 1997. The decrease in total revenues in 1999 compared to 1998 was the result of a decline in service revenues and the increase in revenues in 1998 compared to 1997 was primarily the result of an increase in software licensing fees. Both are discussed in greater detail in the following two paragraphs.

     Total revenues from services for 1999 decreased 29% to $22.3 million from $31.6 million. The decrease in service revenues was primarily the result of the completion of several major projects during 1999 and a decline in follow-on work from existing customers. Total revenues from services for 1998 decreased 7% to $31.6 million from $34.0 million in 1997.

     Total software licensing revenues for 1999 of $10.5 million approximated licensing revenues of $10.8 million in 1998. Total software licensing revenues increased 92% in 1998 from $5.6 million in 1997. The increase was primarily due to the completion of several major projects in the United States that were delayed in 1997 and the Company's focus on transitioning from being a custom software services provider to becoming a software product developer. The Company expects software licensing revenues to continue to vary on a quarterly and annual basis.

     For the following years ended December 31, revenues by geographic location are summarized below:

                                        1999          1998           1997
                                      ---------     ---------      -------
                                                (in thousands)

Revenues:
  The Americas....................... $  9.9        $ 12.6         $  8.6
  Asia-Pacific.......................   12.0          22.4           21.5
  Europe.............................   10.9           7.3            9.5
                                        ----          ----           ----
                                      $ 32.8         $42.3         $ 39.6
                                      ======         =====         =======

     Revenues from the Americas decreased 22% to $9.9 million in 1999 from $12.6 million in 1998. The decrease was due to the completion of several major projects and a lack of follow-on work. Revenues from the Americas increased 47% to $12.6 million in 1998 from $8.6 million in 1997. The increase in 1998 was the result of continued relationships with existing customers, particularly Lucent Technologies, and the result of completing several major projects with TCSI's telecom service providers. In 1999, revenue from the Asia-Pacific region decreased 46% to $12.0 million from $22.4 million in 1998. The decrease was due to the completion of several large projects and a lack of follow-on business. In 1998, revenue from the Asia-Pacific region approximated the 1997 level due to continued relationships with existing customers resulting in revenues from follow-on contracts signed in 1997. In 1999, revenue from Europe increased 49% to $10.9 million from $7.3 million in 1998. This increase relates primarily to sales through a new channel partner in Europe in 1999. In 1998, revenue from Europe decreased 17% to $7.3 million of total revenue from $9.5 million in 1997. The decline was attributed largely to slow channel development. The Company generally realizes services revenues involving design, development, testing, and deployment over a twelve-to-eighteen month period. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 1999, 1998 and 1997, revenues from the Company's five largest customers represented 60%, 74%, and 64% of revenues, respectively. In 1999, 1998 and 1997 one customer with multiple contracts, NEC Corporation, represented approximately 30%, 43% and 27% of total revenues, respectively. In 1998, Lucent Technologies represented approximately 11% of total revenues, and in 1997, two customers, Italtel and IDC, each represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods.

Costs of Services

     The Company incurs direct costs for the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support and depreciation and amortization of intangibles. Costs of services declined 1% to $
20.2 million in 1999
from $20.3 million in 1998. Costs of services decreased 4% in 1998 from $21.1 million in 1997. As a percentage of service revenues, cost of services were 91%, 64%, and 62% for 1999, 1998, and 1997, respectively. The cost of service percentage for 1999 increased compared to 1998 due to service revenues declining 29% from 1998 levels without a corresponding decrease in direct costs and a $1 million write-off, in 1999 of license fees prepaid to a third-party. The cost of service percentage for 1998 remained relatively consistent compared to 1997's percentage The cost of service percentage may remain at or go below 1999 levels until existing and future customers ramp up their development efforts.

Product Development

     Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation.

     The Company invested $14.4 million, or 44% of revenues, in internally funded product development in 1999 compared to $12.3 million, or 29% of revenues, in internally funded product development in 1998. In 1997, the Company invested $5.9 million, or 15% of revenues, in internally funded product development. During 1999, product development spending increased 17% compared to 1998 as the Company intensified its efforts to secure the earliest possible completion of its next generation software releases. During 1998, product development spending increased 108% compared to 1997, reflecting the Company's focus on becoming a software product supplier. In December 1998, TCSI acquired GTE's Network Management Organization ("GTE-NMO") which provided the Company with an established customer base (particularly in the emerging carrier segment) and a new product development center in the Pacific Northwest.

     The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

Selling, General and Administrative Expenses

     Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance and bad debt expense.

     Selling, general, and administrative expenses increased 6% to $17.1 million in 1999 from $16.2 million in 1998. Selling, general, and administrative expenses decreased 13% in 1998 from $18.6 million in 1997. The increase in 1999 in selling, general and administrative expenses was due primarily to expenses related to settlement of shareholder and derivative lawsuits and costs associated with an employee incentive program. The decline in 1998 was primarily due to cost reduction efforts and an allocation of telephone and information systems support expenses to internal users offset by one-time payments in connection with the GTE-NMO acquisition. Selling, general and administrative expenses as a percentage of revenue were 52 %, 38 %, and 47 % in 1999, 1998, and 1997, respectively. The increase in selling, general, and administrative expenses as a percentage of revenues in 1999 is primarily attributable to the decline in total revenues for the year compared to 1998 total revenues in addition to the costs noted above, related to shareholder lawsuits and the employee incentive program.

Write-off of In-process Technology Acquired

     In connection with the acquisition of GTE-NMO, the Company wrote off, in 1998, approximately $831,000 of in-process technology acquired since the technology had not yet reached technological feasibility and had no alternative future use.

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

Nonrecurring Special Items

     In 1999, the Company recorded charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the write-down of certain fixed assets and leasehold improvements, (ii) costs associated with excess leased space and (iii) costs resulting from the resignation of the Company's President and Chief Executive Officer.

     In 1998, the Company recorded a nonrecurring gain of $550,000 following the settlement of litigation related to the sale of a non-telecom business unit. The gain resulted from a claim, made by Atmel, in 1997, under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, TCSI obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel.

     In 1997, the Company recorded a non-recurring loss of $1.1 million resulting from adjustments to the market-value of equipment held for resale related to the termination of a transportation contract in 1996. The Company concluded the sale of the equipment in 1997.

Income Tax Provision (Benefit)

     TCSI recorded an income tax provision (benefit) of $4.1 million, $1.1 million, and $(1.4) million for 1999, 1998, and 1997, respectively. The tax provision for 1999 relates primarily to the payment of taxes in foreign jurisdictions and the establishment of a valuation allowance against the remaining balance of the Company's deferred tax assets. The tax provision for 1998 differed from the Federal statutory rate primarily due to a valuation allowance recorded in that year of $2.4 million. The Company has recorded a full valuation allowance against its deferred tax assets due to uncertainties regarding the amount and timing of future taxable income.

Liquidity and Capital Resources

Operating Activities

     Net cash provided by/(used in) operating activities was $(15.3) million, $2.3 million, and $6.4 million for the years 1999, 1998, and 1997, respectively. Cash flows from operating activities for 1999 primarily reflected a net loss of $22.5 million, a decrease of $3.7 million in deferred income taxes, a decrease of $1.0 million in accounts payable, and an increase of $.6 million in receivables. Cash flows from operating activities for 1998 primarily reflected a net loss of $4.5 million, a decrease of $2.3 million in the receivables balance, a decrease of $2.3 million in deferred revenue, and an increase of $2.0 million in accounts payable. Cash flows from operating activities for 1997 primarily reflected a net loss of $2.6 million, an increase of $3.4 million in income taxes payable, an increase of $2.7 million in deferred revenue, a decrease of $2.3 million in accounts payable, and a decrease of $2.2 million in other assets.

Investing Activities

     Net cash provided by/(used in) investing activities was $0.8 million, $(15.0) million, and $(6.7) million for the years 1999, 1998, and 1997, respectively. The Company purchased $17.6 million, $40.3 million, and $21.6 million of marketable securities in 1999, 1998, and 1997, respectively, while $21.3 million, $35.6 million, and $21.5 million of marketable securities matured in each respective year. The net increase in cash flows from investing activities in 1999 also included $2.8 million of cash used for capital and leasehold improvement expenditures. In 1998, the Company acquired GTE-NMO; this contributed to decreases in cash flows from investing activities of $6.5 million. The net decrease in cash flows from investing activities also included $3.8 million of cash used for capital expenditures in 1998 compared to $7.2 million of cash used for capital expenditures and leasehold improvements during 1997. The capital expenditures during 1997 are primarily related to the consolidation of the Company's facilities in Northern California and to the establishment of the Company's office in the United Kingdom. Management expects cash used in investing activities will continue to vary on a quarterly and annual basis and from time to time, it may acquire businesses, products, or technologies to enhance the Company's current product offerings.

Financing Activities

     Net cash provided by financing activities was $0.6 million, $1.6 million, and $3.3 million for the years 1999, 1998, and 1997, respectively. The decreases from 1998 to 1999 and 1997 to 1998 were primarily the result of decreases in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan, which is a function of market conditions and investment decisions made by employees.

Additional Information on Liquidity and Capital Resources

     As of December 31, 1999, the Company had cash and equivalents and short-term marketable securities of $ 31.7 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company has satisfied its liquidity needs principally through its existing cash balances and cash flows from operating activities. However, fluctuating receivable balances may affect the Company's operating cash flows in the future. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.

     During 1999, working capital decreased to $37.4 million from $48.1 million in 1998. The decrease is primarily attributable to the decrease in cash and cash equivalents, which were used to fund operating activities of the company. During 1998, working capital decreased to $48.1 million from $59.4 million in 1997. The decrease was primarily attributable to the purchase of GTE-NMO. During 1997, working capital increased to $59.4 million from $50.8 million in 1996. The increase was primarily due to the maturity of approximately $5.8 million of long-term marketable securities that were reinvested in short-term instruments and the receipt of approximately $3.6 million in income tax refunds.

     As of December 31, 1999, the Company had no outstanding debt.

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

Lengthy Sales and Implementation Cycles

     The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involves a significant commitment of resources by prospective customers. Historically, the Company's sales process has been subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. However, the Company's latest products are intended to reduce the time and resources required for delivery to customers, and, therefore reduce the sales cycle. Still, the time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time, the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. Therefore, the Company believes that its quarterly and annual operating results and financial condition are likely to vary significantly in the future.

Acceptance of the Company's Products; Product Development Risks

     A substantial portion of the Company's revenues are derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the OSS software developed by the Company, the Company has in the past relied, and will in the future continue to rely, on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 1999, 1998 and 1997 a large portion of revenues was derived from contracts negotiated with a large equipment manufacturer in Asia. Revenue for 1999 from that customer decreased by 46% compared to 1998 due primarily to the completion of several large projects. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had existing relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

International Sales

     Revenues outside of the Americas accounted for 70% of the Company's total revenues for the year ended December 31, 1999. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     The telecom industry is subject to extensive regulation in the United States and other countries, and the Company's customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has been characterized by government deregulation, there can be no assurance that deregulatory trends will continue or that reregulation will not occur. Government regulatory policies are likely to continue to have a major impact on the Company's ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results, and financial condition.

Competition

     The Company offers products and services in the evolving market for telecom software. The telecom industry is intensely competitive, subject to extremely rapid technological change and is characterized by evolving industry standards, changing regulatory requirements, frequent product introductions and rapid changes in customer requirements. These market factors represent both an opportunity and a competitive threat to TCSI. The rapid pace of technological change continually creates new opportunities for existing and new competitors.

     The Catalant product line competes in the equipment manufacturer and service provider markets, offering solutions for next generation telecom applications and platforms, while the WorldWin product line competes in the emerging service provider market, by offering integrated OSS and billing data mediation solutions. The Company competes with numerous vendors in each product category. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     TCSI's competitors include Vertel, Dorado Systems, Objective Systems Integrators, Hewlett Packard and MicroMuse for the Catalant product line, and Eftia OSS Solutions, Objective Systems Integrators, Telcordia, Hewlett Packard and MetaSolv for the WorldWin product line. Some of the Company's competitors compete across both TCSI's product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability and ease of use.

     The Company also faces competition in each of the three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey applications, and custom services. The Company's Catalant and WorldWin product lines enable the Company to provide its customers with development environments and turnkey applications. Because certain of the Company's competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions or changing customer requirements.

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

     The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms or that such licenses will not be terminated. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed, and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in its executive management. For example, as a result of the resignation, in December 1999, of the President and Chief Executive Officer, the Company is currently recruiting to fill that vacancy. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

Risks Associated with Acquisitions

     The Company periodically evaluates potential acquisitions of complementary businesses, products and technologies. To support its growth plans, the Company may acquire companies that have a significant installed base of products not yet offered by the Company, have strategic distribution channels or customer relationships or otherwise present opportunities which management believes enhance the Company's competitive position.

     Such acquisitions could subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition. In December 1998, the Company acquired GTE-NMO. This provided the Company with an established customer base, particularly in the emerging carrier segment and a new product development center in the Pacific Northwest.

Volatility of Stock Price

     The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results and financial condition, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Due to the foregoing factors, it is likely that the Company's revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of the Company's Common Stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

Year 2000 Compliance

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its Year 2000 remediation and testing efforts. As a result of those efforts, the Company incurred less than $100,000 in total costs related to the Year 2000 issue and experienced no disruptions in its information systems or products, and believes those systems and products successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers, vendors and customers throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of December 31, 1999, the Company's cash and investment portfolio includes only fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

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

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1.  Consolidated Financial Statements

    The following consolidated financial statements of TCSI are filed as part of this Report:

                                                                                                                          Page

Report of Independent Auditors.................................................................................            32
Consolidated Balance Sheets as of December 31, 1999 and 1998...................................................            33
Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998, and 1997...........................................................................            34
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998, and 1997...........................................................................            35
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998, and 1997...........................................................................            36
Notes to Consolidated Financial Statements.....................................................................            37

2.  Consolidated Financial Statement Schedule

     The following consolidated financial statement schedule of TCSI Corporation is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI Corporation:

Schedule                                                                                                                Page
--------                                                                                                                ----
   II      Valuation and Qualifying Accounts...................................................................           53

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.  Exhibits

The index of exhibits is at page 28.

(b)  Reports on Form 8-K in the fourth quarter of 1999:

     During the quarter ended December 31, 1999, the Company filed a current report on Form 8-K, dated December 20, 1999, reporting both the resignation of Dr. Ram A. Banin, the Company's President and Chief Executive Officer and the naming by the Board of Dr. Norman E. Friedmann, a member of the Company's Board of Directors, as interim President and Chief Executive Officer.

3. Exhibits

 Exhibit
 Number                           Document Description
--------  ----------------------------------------------------------------------
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

3.5*      Amended and Restated Bylaws of the Company dated March 14, 2000.

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

____________________
# Plans in which executive officers participate

 Exhibit
 Number                           Document Description
--------  ----------------------------------------------------------------------
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

______________________
# Plans in which executive officers participate.

 Exhibit
 Number                           Document Description
--------  ----------------------------------------------------------------------
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

10.24 Lease between Tricoho, Ltd. And the Company, dated July 22, 1996, concerning lease of Company's facilitieslocated at 15851 Dallas Parkway, Suite 367, Dallas, Texas, incorporated herein by reference to
          Exhibit 10.25 of Form 10-K filed March 27, 1997.

10.25 Sublease between Innovative Managed Care Systems, Inc. and the Company, dated March 7, 1997, concerning the sublease of the Company's facilities located at 15851 Dallas Parkway, Suite 367, Dallas, Texas.

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

10.31 Lease between Kenburgh Land and Properties Limited and the Company, dated February 14, 1997, concerning the lease of the Company's facilities located at First Floor Suffolk House, Fordham Road, Newmarket, United Kingdom.

10.32 Amendment to TCSI 1994 Outside Directors Stock Option Plan, dated May 5, 1998, changing the number of options granted to each New Outside Director from 31,500 to 20,000 and reducing the annual grant from 6,000 shares to 5,000 shares.

10.33* Arrangements with Executive Officer, Settlement Agreement and Release, dated December 17, 1999.

10.34* Arrangement for Consulting Services for Interim President and Chief Executive Officer

21.0      Subsidiaries of the Registrant.

23.1*     Consent of Ernst & Young LLP, Independent Auditors.

27.1*     Financial Data Schedule

------------
*   Filed herewith.
#   Plans in which executive officers participate

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TCSI Corporation
                     (Registrant)

March 24, 2000       /s/  NORMAN E. FRIEDMANN
                     ------------------------
                     Norman E. Friedmann, Ph.D., Acting President and Chief
                     Executive Officer (Principal Executive Officer)

March 24, 2000       /s/  ARTHUR H. WILDER
                     ---------------------
                     Arthur H. Wilder, Chief Financial Officer, Secretary, and
                     Treasurer (Principal Financial Officer and Principal
                     Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

March 24, 2000        /s/  JOHN C. BOLGER
                      -------------------
                      John C. Bolger, Chairman of the Board of Directors

March 24, 2000        /s/  NORMAN E. FRIEDMANN
                      ------------------------
                      Norman E. Friedmann, Ph.D., Director

March 24, 2000        /s/  DONALD GREEN
                      -----------------
                      Donald Green, Director

March 24, 2000        /s/  WILLIAM A. HASLER
                      ----------------------
                      William A. Hasler, Director

March 24, 2000        /s/  DAVID G. MESSERSCHMITT
                      ---------------------------
                      David G. Messerschmitt, Ph.D., Director

March 24, 2000        /s/  HARVEY E. WAGNER
                      ---------------------
                      Harvey E. Wagner, Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Walnut Creek, California
February 1, 2000

                                TCSI CORPORATION

                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                                         December 31,
                                                                                                     1999              1998
                                                                                                 ----------       ---------
Assets
Current assets:

  Cash and equivalents..................................................................          $  8,788          $22,308
  Marketable securities.................................................................            22,926           19,371
  Receivables, net......................................................................            12,134           11,570
  Other receivables.....................................................................               879              922
  Deferred tax assets...................................................................                --            2,941
  Other current assets..................................................................             1,314              644
                                                                                                 ---------       ----------
          Total current assets..........................................................            46,041           57,756
Furniture, equipment, and leasehold improvements, net...................................             8,457           10,599
Noncurrent marketable securities........................................................                --            7,304
Noncurrent deferred tax assets..........................................................                --              749
Intangibles and other noncurrent assets, net............................................             3,665            4,421
                                                                                                 ---------       ----------
          Total assets..................................................................         $  58,163         $ 80,829
                                                                                                 =========       ==========

Liabilities and Shareholders' Equity
Current liabilities:

  Accounts payable......................................................................         $   3,449         $  4,446
  Accrued liabilities...................................................................             3,157            3,198
  Deferred revenues.....................................................................             1,029            1,379
  Income taxes payable..................................................................             1,046              662
                                                                                                 ---------       ----------
          Total current liabilities.....................................................             8,681            9,685
Commitments and Contingencies (Notes 10 and 11)

Shareholders' equity:
  Preferred shares, par value $0.01 per share; 5,000,000 shares authorized; none
     issued and outstanding.............................................................                --               --
 Common shares, par value $0.10 per share; 75,000,000 shares authorized;
     22,686,724 and 22,452,606 shares issued and outstanding at December 31,
     1999 and  1998, respectively.......................................................             2,268            2,245
  Additional paid-in capital............................................................            51,265           50,737
  Accumulated other comprehensive income (loss).........................................                25             (244)
  Retained earnings (deficit)...........................................................            (4,076)          18,406
                                                                                                 ---------        ---------
          Total shareholders' equity....................................................            49,482           71,144
                                                                                                 ---------        ---------
            Total liabilities and shareholders' equity..................................           $58,163          $80,829
                                                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                               Years Ended December 31,
                                                                                      -----------------------------------------
                                                                                          1999            1998            1997
                                                                                       ----------      ----------       -------
Revenues:
  Services.....................................................................         $ 22,269         $31,560         $33,970
  Software licensing fees......................................................           10,497          10,760           5,608
                                                                                       ---------       ---------        --------
          Total revenues.......................................................           32,766          42,320          39,578
Costs, expenses, and special items:
  Services.....................................................................           20,154          20,297          21,071
  Product development..........................................................           14,351          12,311           5,932
  Selling, general, and administrative.........................................           17,137          16,164          18,563
  Write-off of in-process technology acquired..................................               --             831              --
  Nonrecurring special items, net..............................................            1,528            (550)          1,088
                                                                                       ---------       ---------        --------
          Total costs, expenses, and special items.............................           53,170          49,053          46,654
                                                                                       ---------       ---------        --------
Loss from operations...........................................................          (20,404)         (6,733)         (7,076)
Other income and expense, net..................................................            1,974           3,266           3,104
                                                                                       ---------       ---------        --------
Loss before income tax provision (benefit).....................................          (18,430)         (3,467)         (3,972)
Income tax provision (benefit).................................................            4,052           1,054          (1,350)
                                                                                       ---------       ---------        --------
Net loss.......................................................................         $(22,482)        $(4,521)       $ (2,622)
                                                                                       =========       =========        ========
Net loss per share (EPS) - Basic and diluted...................................         $  (0.99)        $ (0.20)       $  (0.12)
                                                                                       =========       =========        ========
Shares used in calculation of EPS - Basic and diluted..........................           22,614          22,349          21,638
                                                                                       =========       =========        ========



          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998, and 1997
                                 (in thousands)


                                                                                                       Accumulated
                                                                          Additional     Retained          Other          Total
                                                       Common Shares        Paid-in       Earnings/    Comprehensive   Shareholders'
                                                       Number     Amount    Capital      (Deficit)          Loss          Equity
                                                       ------     ------  ----------     ----------    -------------   -------------

   Balances as of December 31, 1996..................  21,219      $2,122     $45,939      $25,549     $       --       $73,610
     Proceeds from exercise of options...............     829          83       2,692           --             --         2,775
     Proceeds from employee stock purchase plan......      88           9         502           --             --           511
     Unrealized gains on marketable securities.......      --          --          --           --            108           108
     Net loss........................................      --          --          --       (2,622)            --        (2,622)
     Foreign currency translation adjustments              --          --          --           --           (234)         (234)
                                                        -----      ------    --------     --------     -----------   -----------

   Balances as of December 31, 1997..................  22,136       2,214      49,133       22,927           (126)       74,148
     Proceeds from exercise of options...............     172          16         911           --             --           927
     Proceeds from employee stock purchase plan......     145          15         693           --             --           708
     Unrealized gains on marketable securities.......      --          --          --           --             19            19
     Net loss........................................      --          --          --       (4,521)            --        (4,521)
     Foreign currency translation adjustments........      --          --          --           --           (137)         (137)
                                                       ------    --------    --------   ----------     -----------   ----------
   Balances as of December 31, 1998..................  22,453       2,245      50,737       18,406           (244)       71,144
     Proceeds from exercise of options...............       4          --         140           --             --           140
     Proceeds from employee stock purchase plan......     230          23         388           --             --           411
     Unrealized losses on marketable securities......      --          --          --           --           (102)         (102)
     Net loss........................................      --          --          --      (22,482)            --       (22,482)
     Foreign currency translation adjustments........      --          --          --           --            371           371
                                                         ----      ------    --------   ----------     ----------    ----------
  Balances as of December 31, 1999...................  22,687    $  2,268  $   51,265   $   (4,076)    $       25    $   49,482
                                                       ======    ========  ==========   ===========    ==========    ==========


           See accompanying notes to consolidated financial statements

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       Years Ended December 31,
                                                                                                ------------------------------------
                                                                                                    1999          1998         1997
                                                                                                -----------   -----------  --------

Cash flows from operating activities:

Net loss................................................................................        $ (22,482)    $(4,521)     $(2,622)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization......................................................            4,231       4,236        4,244
     Loss on disposal or write-down of fixed assets                                                   716          --           --
     Write-off of in-process technology acquired........................................               --         831           --
     Deferred income taxes..............................................................            3,690         771       (1,110)
     Net changes in operating assets and liabilities, net of effect of acquisition in 1998:
       Receivables, net.................................................................             (564)      2,271        1,677
       Other assets.....................................................................              129         189        2,205
       Accounts payable.................................................................             (997)      2,036       (2,282)
       Accrued liabilities..............................................................              (41)       (772)      (1,825)
       Deferred revenues................................................................             (350)     (2,261)       2,682
       Income taxes payable.............................................................              384        (491)       3,383
                                                                                                ----------  -----------       -----
          Net cash provided by (used in) operating activities...........................          (15,284)      2,289        6,352

Cash flows from investing activities:

Capital and leasehold equipment expenditures............................................           (2,805)     (3,777)      (7,208)
Purchases of marketable securities......................................................          (17,608)    (40,338)     (21,566)
Redemptions of marketable securities....................................................           21,255      35,583       21,500
Cash paid for acquisition of GTE-NMO....................................................               --      (6,513)          --
Decrease in other noncurrent assets.....................................................               --          --          556
                                                                                                ----------  -------- -     -------
          Net cash provided by (used in) investing activities...........................              842     (15,045)      (6,718)

Cash flow from financing activities:

Proceeds from issuance of common stock..................................................              551       1,635        3,286

Effect of exchange rate changes on cash and equivalents.................................              371        (137)        (234)
                                                                                                  --------    -------    ---------
Net increase / (decrease) in cash and equivalents.......................................          (13,520)    (11,258)       2,686
Cash and equivalents at the beginning of year...........................................           22,308      33,566       30,880
                                                                                                   ------       ----       -------
Cash and equivalents at the end of year.................................................          $ 8,788    $ 22,308    $  33,566
                                                                                                  =======     =======    =========

Supplemental disclosure of non-cash investing and financing activities:

  Cash paid (refunds received) for income taxes, net....................................          $   460     $   800    $  (3,624)
                                                                                                  =======     =======    =========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Equivalents

     The Company considers all cash and highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash and equivalents are recorded at cost, which approximates fair value. Substantially all of the Company's cash and equivalents are custodied with four major domestic financial institutions.

Major Customers

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 1999, 1998 and 1997, revenues from the Company's five largest customers represented 60%, 74%, and 64% of revenues, respectively. In 1999, 1998 and 1997 one customer with multiple contracts represented approximately 30%, 43% and 27% of total revenues, respectively. In 1998, one customer represented approximately 11% of total revenues, and in 1997, two customers each represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration.

Concentrations of Credit Risk and Credit Risk Evaluations

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents and receivables. Cash and equivalents consist principally of demand deposit and money market accounts and commercial paper. Marketable securities consist primarily of commercial paper and debt securities of domestic municipalities and U.S. and foreign companies and U.S. treasuries and agencies with strong credit ratings. Cash and equivalents and marketable securities are held with various domestic and foreign financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and equivalents or marketable securities. Receivable balances are primarily from large, credit worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations.

Revenue Recognition

     The Company licenses its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenues for integration and consulting services and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts which do not require significant production, modification, or customization of software, in accordance with the terms of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") and SOP 98-9. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

Stock-Based Compensation

     The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

    Software Development Costs

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain software development costs incurred after technological feasibility of the software is attained. Software development costs subject to potential capitalization were not material in 1999, 1998 and 1997, and, as such, were expensed as incurred.

Computer Software

     Development costs related to software incorporated in the Company's products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying statements of operations.

Income Taxes

     Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the accompanying consolidated financial statements.

Comprehensive Loss

     Components of comprehensive loss for the years ended December 31 were as follows:

                                                                        1999               1998           1997
                                                                     -----------        -----------     --------

       Net loss...............................................         $(22,482)         $(4,521)       $ (2,622)
       Translation gains (losses).............................              371             (137)           (234)
       Unrealized gains (losses) on marketable securities.....             (102)              19             108
                                                                       --------          -------         -------
       Comprehensive loss.....................................         $(22,213)         $(4,639)        $(2,748)
                                                                       ========          =======         =======

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
Per Share Information

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method.

    The following table sets forth the computation of basic and diluted net loss per share:

                                                                            1999               1998             1997
                                                                         ----------         ----------        ---------
                                                                                          (in thousands)
        Numerator:
           Numerator for basic net loss
              per share                                                  $ (22,482)        $  (4,521)        $ (2,622)
                                                                         =========         =========         ========

        Denominator:

           Denominator for basic net loss per
              share  --  weighted-average shares outstanding                22,614            22,349           21,638

           Effect of dilutive securities-employee stock options*                --                --               --
                                                                          --------          --------        ---------

        Denominator for diluted net loss per share                          22,614            22,349           21,638
                                                                          ========          ========        =========

        Net loss per share-basic and diluted                              $  (0.99)         $  (0.20)        $  (0.12)

                                                                          ========          ========        =========

     *Since the Company had losses from operations in 1999, 1998 and 1997, weighted-average common shares (with an exercise price less than the average market price of the Company's common shares) were not included in the computations for those years because their effects would be antidilutive were as follows:

                                                                              1999             1998            1997
                                                                          -----------      -----------     ---------
                                                                                         (in thousands)

        Weighted-average common shares ......................                      59               97             305
                                                                          ===========      ===========     ===========


Out-of-the money securities:

     The following securities consist of options not included in the computation of diluted loss per share because the exercise price of each of these options was greater than the average market price of the Company's common shares during the period.

                                                                           1999          1998              1997
                                                                         ----------    ----------        --------
                                                                                     (in thousands)
        Absolute options outstanding at end of period                         2,700         2,686             1,413
                                                                         ==========    ==========        ==========

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes standards for reporting information about derivative instruments and hedging activities, requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and requires that those instruments be measured at fair value. The Company will be required to adopt SFAS 133 effective January 1, 2001. The Company does

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

not currently have any derivative instruments but has previously engaged in a limited quantity of hedging transactions in order to reduce the risk of exchange rate losses from foreign currency denominated sales, which historically have not been material to the Company. Management of the Company does not currently anticipate hedging transactions in the future and thus, the adoption of SFAS 133 will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - MARKETABLE SECURITIES

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company had no held-to-maturity securities at December 31, 1999 or 1998. Marketable securities not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, determined by quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive loss within shareholders' equity. Realized and unrealized gains and losses from investments have been insignificant to the consolidated results of operations and financial position of the Company.

     Marketable securities as of December 31 consist of the following:

                                                                                                   1999          1998
                                                                                                ---------     -------
                                                                                                     (in thousands)

Available-for-sale securities:
  Debt securities of U.S. companies....................................................         $   7,960     $  20,323
  Debt securities of foreign companies.................................................             2,703         2,625
  U.S. Treasury securities and obligations of U.S. government Agencies.................            12,238         3,600
  Unrealized gains / (losses)..........................................................                25           127
                                                                                                ---------     ---------
                                                                                                $  22,926     $  26,675
                                                                                                =========     =========

     All of the Company's securities have stated maturities of two years or less. The Company's cash flows relating to the purchases and maturities of its marketable securities for the years ended December 31 are as follows:

                                                                                         1999        1998         1997
                                                                                      ---------   ---------    -------
                                                                                                 (in thousands)
Purchases of marketable securities:
  Investments held-to-maturity................................................         $    --     $    --      $14,129
  Investments available-for-sale..............................................          17,608      40,338        7,437
                                                                                      --------    --------     --------
                                                                                       $17,608     $40,338      $21,566
                                                                                      ========     =======     ========
Maturities and sales of marketable securities:

  Investments held-to-maturity................................................         $    --     $10,853      $17,600
  Investments available-for-sale................................................        21,255      24,730        3,900
                                                                                      --------     -------     --------
                                                                                       $21,255     $35,583      $21,500
                                                                                      ========     =======     ========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 3 - RECEIVABLES

Receivables as of December 31 consist of the following:

                                                                         1999           1998
                                                                    ------------     ----------
                                                                              (in thousands)

     Billed receivables...........................................    $  11,763        $  9,092
     Unbilled receivables.........................................        1,579           3,617
     Allowance for doubtful accounts..............................       (1,208)         (1,139)
                                                                    -----------      ----------
                                                                      $  12,134        $ 11,570
                                                                    ===========      ==========

NOTE 4 - OPERATING SEGMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. For management purposes, in 1999 and prior years, the Company was divided into and presented its financial information by geographic area. Each of these geographic locations had a vice president who reported directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by FAS 131. The Company's management relied on an internal management accounting system. Results of operations for these geographic locations, which were provided to the CEO, included Revenues, Cost of Revenues and Gross Profit, as provided below in accordance with FAS 131. The Company's management made financial decisions and allocated resources based on the information it received from this internal system. Summarized financial information by geographic area for 1999, 1998 and 1997, as taken from the internal management information system, is as follows:


                                                                                     1999            1998            1997
                                                                                   ---------       ---------       ------
                                                                                                  (in thousands)
The Americas:
   Total Revenues.........................................................         $   9,889       $  12,559       $   8,555
   Cost of Revenues.......................................................             6,621           9,137           4,636
                                                                                   ---------       ---------       ---------
   Gross Profit...........................................................             3,268           3,422           3,919

Asia-Pacific:
   Total Revenues.........................................................            12,015          22,414          21,474
   Cost of Revenues.......................................................             8,287           8,050          11,378
                                                                                   ---------       ---------       ---------
   Gross Profit...........................................................             3,728          14,364          10,096

Europe:
   Total Revenues.........................................................            10,862           7,347           9,549
   Cost of Revenues.......................................................             5,246           3,110           5,057
                                                                                   ---------       ---------       ---------
   Gross Profit...........................................................             5,616           4,237           4,492


     Commencing on January 1, 2000, due to a reorganization, the Company has been presenting its financial data and results of operations by, and has been organized into, two Product Line Management Offices ("PLMO"): Catalant and WorldWin. Going forward, segmental disclosure will be presented along those two products.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

     Furniture, equipment and leasehold improvements are stated at cost. Depreciation is provided for furniture and equipment in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of the assets (three to five years) utilizing the straight-line method. Amortization is provided for leasehold improvements in amounts sufficient to relate the cost over the shorter of the term of the related office lease or the estimated service lives of the assets (ten years) utilizing the straight-line method.

Equipment, furniture and leasehold improvements as of December 31 consisted of the following:

                                                                                       1999                  1998
                                                                                       ----                  ----
                                                                                             (in thousands

     Computer equipment.....................................................         $  19,672        $   18,464
     Furniture and fixtures.................................................             4,206             4,325
     Leasehold improvements.................................................             6,995             6,663
                                                                                     ---------         ---------

                                                                                        30,873            29,452

     Accumulated depreciation and amortization..............................           (22,416)          (18,853)
                                                                                     ---------        ----------
                                                                                     $   8,457        $   10,599
                                                                                     =========        ==========

NOTE 6 - 401(k) PLAN AND STOCK OPTION PLANS

401(k)

     Eligible employees can contribute amounts to the Company's 401(k) Plan (the "Plan") via payroll withholding subject to certain limitations. The Company matches contributions by plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to operations under the Plan in 1999, 1998 and 1997 were approximately $482,000, $795,000 and $725,000, respectively.

Equity Sharing Plan

     The Equity Sharing Plan (the "Equity Plan") provides for the issuance of up to 2.6 million common shares for the granting of options to employees and consultants. The Equity Plan provides for issuance of incentive options at an exercise price of not less than 100% of fair value at the date of grant. As provided by the Equity Plan, all ungranted options expired March 1, 1996; accordingly, no shares are available for grant as of December 31, 1999.

Information regarding the Equity Plan is as follows:

                                                                                                                     Weighted
                                                                                                 Option              Average
                                                                                                 Shares            Exercise Price
                                                                                                 ------            --------------
                                                                                              (in thousands)
Outstanding as of December 31, 1996................................................                  528          $     5.05
    Exercised......................................................................                 (354)               2.41
    Options canceled...............................................................                 (137)              12.49
                                                                                                 --------
Outstanding as of December 31, 1997................................................                   37                2.97
    Exercised......................................................................                  (34)               2.89
                                                                                                     ----
 Outstanding as of December 31, 1998  .............................................                    3                3.86
     Canceled......................................................................                   (3)               3.86
                                                                                                       --
 Outstanding as of December 31, 1999...............................................                    --         $       --
                                                                                                =========         ==========
 Exercisable as of December 31, 1999...............................................                    --         $       --
                                                                                                =========         ==========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan (the "Stock Plan") provides for the issuance of up to 3.0 million common shares for the granting of options or restricted shares to employees, directors, and consultants. The Stock Plan provides for issuance of incentive options at an exercise price per share of not less than 100% of fair value at the date of the grant. The Stock Plan also provides for issuance of nonstatutory options and restricted stock awards at an exercise price per share equal to the fair value of the shares at the date of grant. Options granted under the Stock Plan generally have a term of up to six years from the date of the grant and are exercisable to the extent vested. The option term and vesting schedule is established by the 1991 Stock Incentive Plan Committee at the date of grant. No grants of restricted stock have been issued under the Stock Plan.

     In 1996, the Company's shareholders approved an amendment to the Stock Plan that increased the number of common shares reserved for option grants to 7.5 million. Beginning January 1, 1997, the number of options eligible to be granted under the Stock Plan automatically increases by 0.75 million each year.

Information regarding the Stock  Plan is as follows:                                                                Weighted
                                                                                                                    Average

                                                                                          Option Shares          Exercise Price
                                                                                         ------------------      --------------
                                                                                            (in thousands)
Outstanding as of December 31, 1996............................................                2,444           $       9.61
  Granted......................................................................                3,330                   6.04
  Exercised....................................................................                 (475)                  4.15
  Canceled....................................................................                (1,807)                 11.55
                                                                                              ------           ------------
Outstanding as of December 31, 1997............................................                3,492                   5.99
  Granted......................................................................                  833                   3.14
  Exercised....................................................................                 (138)                  4.42
  Canceled ...................................................................                  (919)                  6.10
                                                                                                ----           ------------
Outstanding as of December 31, 1998............................................                3,268                   5.29
  Granted......................................................................                1,543                   1.98
  Exercised....................................................................                   (4)                  1.99
  Canceled ...................................................................                (1,186)                  4.61
                                                                                         -----------           ------------
Outstanding as of  December 31, 1999...........................................                3,621           $       4.11
                                                                                         ===========           ============

Exercisable as of December 31, 1999............................................                1,137           $       5.66
                                                                                         ===========           ============

     The weighted average grant date fair value of options granted during 1999, 1998, and 1997 was $1.81, $4.13, and $3.70 per share, respectively.

1994 Outside Directors Stock Option Plan

     In 1995, the Company's shareholders approved the 1994 Outside Directors Stock Option Plan (the "Directors' Plan") which provides for the issuance of up to 300,000 common shares for options to non-employee directors. Grants under the Director's Plan are priced at fair value at the date of grant. In May 1998, the board approved an amendment to the plan whereby each eligible director is to be granted options to purchase 20,000 shares upon appointment or election to the Board of Directors (the "Board"); before the amendment, the amount was 31,500 shares. In addition, the amendment provides that current directors will be granted options to purchase an additional 5,000 shares per year; before the amendment, the amount was 6,000 shares. Options vest monthly over a three-year period. At December 31, 1999, the weighted average contractual life of options outstanding is 3.3 years and the range of exercise prices is $1.76 to $10.75 per share.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Information regarding the Director's Plan is as follows:

                                                                                                                    Weighted
                                                                                                                    Average
                                                                                          Option Shares          Exercise Price
                                                                                         ------------------      --------------
                                                                                            (in thousands)

Outstanding as of December 31, 1996..............................................               116            $       8.14
    Granted......................................................................                24                    6.26
    Canceled.....................................................................               (44)                   7.32
                                                                                                ---
Outstanding as of December 31, 1997..............................................                96                    8.04
    Granted......................................................................                72                    5.34
                                                                                                ---
Exercisable as of December 31, 1998..............................................               168                    6.89
   Granted.......................................................................                30                    1.88
   Canceled .....................................................................               (24)                   6.40
                                                                                                ---
Outstanding  as of December 31, 1999...........................................                 174            $       6.09
                                                                                                ===            ============
Exercisable as of December 31, 1999..............................................               100            $       7.74
                                                                                                ===            ============

     The weighted average grant date fair value of options granted during 1999, 1998, and 1997 was $1.64, $5.05, and $3.78, per share, respectively.

Shares Reserved for Future Issuance

     As of December 31, 1999, the Company has reserved shares of capital stock for future issuance as follows:

                                                                                             (In thousands)

       Stock options outstanding:
          1991 Stock Incentive Plan                                                         3,621
          1994 Outside Directors' Stock Option Plan                                           174              3,795
                                                                                         --------
       Stock options available for grant:
          1991 Stock Incentive Plan                                                         3,934
          1994 Outside Directors' Stock Option Plan                                           127
                                                                                         --------              4,061
       Employee stock purchase plan                                                                               37
                                                                                                            --------
                                                                                                               7,893
                                                                                                            ========

Outstanding and Exercisable by Price Range

    As of December 31, 1999, the options outstanding and exercisable by price for all plans are detailed below:

                                                 Options Outstanding                               Options Exercisable
                                -----------------------------------------------------       -------------------------------------
                                                          Weighted
                                                          Average
                                                         Remaining            Weighted                               Weighted
   Range of                                             Contractual           Average                                 Average
Exercise Price                     Shares               Life (years)       Exercise Price          Shares         Exercise Price
------------------              ---------               ------------       --------------          ------         --------------
                                (in thousands)                                               (in thousands)
$  1.36 -   1.92                   1,092                     5.26        $      1.87                  65          $       1.91
   1.93 -   5.05                     815                     4.86               2.61                 113                  3.03
   5.10 -   5.99                   1,015                     3.50               5.71                 520                  5.71
   6.01 -  19.55                     873                     3.10               6.84                 539                  7.02
                                 -------                                                      ----------
                                   3,795                                                           1,237
                                 =======                                                      ==========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Stock-Based Compensation and Pro forma Information

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires disclosure of the fair value, as defined, of options granted to employees and related compensation expense. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. A weighted-average expected life of the option of four years and no dividend yield were assumed.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company is also required to present pro-forma information as if the provisions of SFAS 123 had been implemented as of January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of adjustments made to obtain pro-forma income (loss) and earnings (loss) per share is not expected to be indicative of the effect on future periods' pro forma results, as future years will include the effects of additional years of stock options granted. The Company's pro forma information for the years ended December 31 is as follows:

                                                                              1999          1998          1997
                                                                           --------      ---------      -------

  Pro forma net loss                                                       $(24,605)     $(7,212)       $(6,508)
                                                                           ========      =======        =======
  Pro forma net loss per share - Basic and diluted.........................$  (1.09)     $ (0.32)       $ (0.30)
                                                                           ========      =======        =======

  Expected volatility......................................................   1.412        0.920          0.957
                                                                           ========      =======        =======
  Risk-free interest rate..................................................   5.49%        5.15%          6.38%
                                                                           ========      =======        =======
  Expected life............................................................ 4 Years      4 Years        4 Years
                                                                           ========     ========        =======
  Dividend rate............................................................      0%           0%             0%
                                                                           ========     ========        =======


Employee Stock Purchase Plan

     In December 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") under Section 423 of the Internal Revenue Code and reserved 500,000 shares of Company common stock for issuance under this plan. The number of shares available under the Purchase Plan will increase annually by the lesser of 100,000 shares, 1% of the Company's outstanding shares, or an amount determined by the Board. All employees, as defined by the Purchase Plan, may contribute up to 15% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the beginning or end of each six-month offering period. The offering periods commence each February and August. During the years ended December 31, 1999 and 1998, 230,426 and 145,153 shares, respectively, of common stock were issued under the Purchase Plan.

Option Repricing

     In January 1997, the Company's Board approved the repricing of 1.1 million options granted under the 1991 Stock Incentive Plan. All employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (fair value of the related common shares as of the repricing date) and also to indicate, if applicable, which options they did not want to reprice. Of the repriced options, 50% vested in January 1998, 25% in

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

January 1999, and 25% will vest in January 2000. These options are included in the respective option schedules as cancellations and subsequent grants.

NOTE 7 - INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 using the liability method were as follows:

                                                                                                        1999          1998
                                                                                                     ---------     -------
                                                                                                           (in thousands)

Current deferred tax assets:

  Revenue differences related to timing......................................................        $   1,195     $    850
  Other accrued items........................................................................            1,456        1,028
                                                                                                     ---------     --------
Total current deferred tax assets............................................................            2,651        1,878
                                                                                                     ---------     --------
Noncurrent deferred tax assets:
Net operating loss carry-forward.............................................................            7,334        2,604
Benefit of credit carry-forward..............................................................            2,052          854
Capitalized research and development                                                                     1,573            0
In-process technology acquired...............................................................              650          334
Depreciation.................................................................................              478          415
                                                                                                     ---------     --------
Total noncurrent deferred tax assets.........................................................           12,087        4,207
                                                                                                     ---------     --------

Total deferred tax assets....................................................................           14,738        6,085
Less:  valuation allowance...................................................................          (14,738)      (2,395)
                                                                                                     ---------     --------
Net deferred tax assets......................................................................        $       0     $  3,690
                                                                                                     =========     ========

     Realization of TCSI's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. However, due to uncertainties regarding the timing and amount of future taxable income, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 1999. During the year ended December 31, 1999, the valuation allowance increased by $12,343,000.

     The current and deferred portions of the income tax provision (benefit) for the years ended December 31 are as follows:

                                                                                          1999            1998          1997
                                                                                      ----------      ---------     --------
                                                                                                    (in thousands)

Current:
  Federal.....................................................................        $      --       $    (506)    $    (656)
  State.......................................................................               --              --            --
  Foreign.....................................................................              362             789           416
                                                                                      ---------       ---------     ---------
                                                                                            362             283          (240)
                                                                                      ---------       ---------     ----------
Deferred:
  Federal.....................................................................            3,136             734          (994)
  State.......................................................................              554              37          (116)
                                                                                      ---------       ---------     ---------
                                                                                          3,690             771        (1,110)
                                                                                      ---------       ---------     ---------
                                                                                      $   4,052       $   1,054     $  (1,350)
                                                                                      =========       =========     =========


     The provision (benefit) for income taxes differed from the amount computed by applying the Federal statutory income tax rate for the years ended December 31 as follows:

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                                                                         1999           1998          1997
                                                                                      ---------       ---------     ------

Federal statutory rate.......................................................             (34)%          (34)%         (34)%
State taxes, net of federal..................................................              (9)            (3)           (3)
Tax exempt interest..........................................................              --             (6)           (5)
Foreign taxes................................................................               2              7             7
Valuation allowance..........................................................              67             69            --
Other items..................................................................               4              3             1
                                                                                      -------        -------        ------
Income tax provision (benefit)...............................................               *%             *%          (34)%
                                                                                      =======        =======        ======

 *Not Meaningful

     As of December 31, 1999, the Company had a net operating loss carry-forward for Federal income tax purposes of approximately $20.7 million and research credit carry-forwards of $0.6 million which will expire in varying amounts from 2012 through 2019, and a foreign tax credit carry-forward of approximately $1.2 million which will expire from 2001 through 2004. The Company also has state net operating loss carry-forwards of $5.2 million which expire from 2001 through 2004.

NOTE 8 - FOREIGN CURRENCY TRANSLATION

     The Company has determined that the functional currency of each foreign operation is primarily the U.S. Dollar. Through 1999, foreign currency transaction gains and losses (which are recorded in the accompanying Consolidated Statements of Operations) have not been significant.

NOTE 9-ACQUISITION OF GTE-NMO

     In December 1998, the Company completed the acquisition of the net assets of GTE Network Management Organization ("GTE-NMO"), a former division of GTE Government Systems Corporation ("GTE"). GTE-NMO is a Bothell, Washington-based organization that develops and implements network management solutions. It licenses WorldWin communications software ("WorldWin"). WorldWin is a family of Operations Support System ("OSS") products offering telephony, cable, and wireless providers a flexible platform for launching new services, while protecting existing network. The acquisition price was approximately $7,958,000 and consisted of cash of $6,513,000, forgiveness of an existing receivable of $355,000, the assumption of a liability of $333,000, and acquisition costs of $757,000. The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets acquired was recorded as the intangible assets detailed below, totaling $3.6 million, and will be amortized on a straight-line basis over seven years.

                                                                                                                 Unamortized
                                                                                     Amortization                  Balance
                                                                                         As of                      as of
                                            Amortization                           December 31, 1999          December 31, 1999
                                               Period              Cost
                                          ------------------    ------------    ------------------------    ----------------------
                                             (in years)                             (in thousands)
        Developed Technology                      2             $    772        $         418               $         354
        Core Technology                           5                1,788                  387                       1,401
        Assembled Workforce                       3                  699                  253                         446
        Goodwill                                  7                  385                   60                         325
                                                                ------------    ------------------------    ----------------------
           Total                                                $  3,644        $       1,118               $       2,526
                                                                ============    ========================    ======================

     The operating results of this acquisition are included in the Company's accompanying consolidated results of operations from the date of acquisition. The unaudited pro forma information set forth below presents the consolidated results of operations (as if the acquisition had occurred as the beginning of the periods presented) for the period from the

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

date of acquisition, after giving effect to certain adjustments such as the write-off of in-process technology acquired of $831,000 and one-time payments of $1.2 million for acquisition costs and for fees to GTE for managing GTE-NMO's operations during the first month of TCSI's ownership. These unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of the period presented or the results which may occur in the future. Unaudited pro forma results for the years ended December 31 were as follows:

                                                                                Year Ended December 31,
                                                                             ---------------------------
                                                                                 1998           1997
                                                                             -----------     ---------
                                                                                       (unaudited)

  Pro forma total revenues...................................................$  51,742      $  52,578
                                                                             =========      =========
  Pro forma net loss.........................................................$  (5,010)     $  (3,122)
                                                                             =========      =========
  Pro forma net loss per share - Basic and diluted...........................$   (0.22)     $   (0.14)
                                                                             =========      =========
  Shares used in computation of pro forma net loss per share.................   22,349         21,638
                                                                             =========      =========

Purchased In-Process Technology

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

NOTE 10-COMMITMENTS

    The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense under these leases during the years ended December 31, 1999, 1998 and 1997 was $3.2 million, $2.2 million, and $2.2 million, respectively. Future minimum lease payments by year on noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

2000..............................................................  $   2,077
2001..............................................................      1,798
2002..............................................................      1,907
2003..............................................................      1,837
Thereafter........................................................      1,729
                                                                    ---------
                                                                    $   9,348
                                                                    =========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 11-LEGAL PROCEEDINGS

     On November 4, 1996, a purported class action complaint was filed in the Superior Court of the State of California, Alameda County, by Albert J. Copperstone and Joseph Siciliano against the Company and certain of its officers and directors. The complaint alleged that, between October 11, 1995 to September 25, 1996, defendants made materially false and misleading statements concerning the Company's business condition and prospects in violation of California law. On September 24, 1997, a purported class action complaint was filed in the United States District Court for the Northern District of California by Copperstone and Siciliano against the Company and certain of its officers and directors. The federal complaint contained virtually identical factual allegations as the state action, and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. On October 20, 1999, the United States District Court for the Northern District of California approved a proposed settlement and dismissed the federal action with prejudice. The settlement involved payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies. Neither the Company nor the individuals involved contributed to the settlement of the actions. On December 8, 1999, the Alameda County Superior Court dismissed the state action with prejudice.

     On November 20, 1996, a purported derivative action complaint was filed in the Superior Court of the State of California, Alameda County, by Mike Tinkler against the Company's Board of Directors and the Company as a nominal defendant. The complaint alleged that as a result of the facts alleged in the Copperstone State Action, defendants breached their fiduciary duties. The parties reached a settlement, which involved payment of an amount comprised of proceeds from the Company's Director and Officer insurance policies and a contribution by the Company. The settlement did not have a material adverse effect on TCSI's financial position or on its financial results of operations. On December 1, 1999, the Alameda County Superior Court dismissed the Tinkler Derivative Action with prejudice.

NOTE 12-NONRECURRING SPECIAL ITEMS

     In 1999, the Company recorded charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the write-down of certain fixed assets and leasehold improvements, (ii) costs associated with excess leased space and (iii) costs resulting from the resignation of the Company's President and Chief Executive Officer.

     In 1998, the Company recorded a nonrecurring gain of $550,000 following the settlement of litigation related to the sale of a non-telecom business unit. The gain resulted from a claim, made by Atmel, in 1997, under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, TCSI obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel.

     In 1997, the Company recorded a non-recurring loss of $1.1 million resulting from adjustments to the market-value of equipment held for resale related to the termination of a transportation contract in 1996. The Company concluded the sale of the equipment in 1997.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     NOTE 13 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for 1999 is as follows:

                                                                                               1999 Quarter Ended
                                                                         ----------------------------------------------------------
                                                                          March 31,       June 30,          Sept. 30,      Dec. 31,
                                                                         ----------------------------------------------------------
                                                                                                 (unaudited)
                                                                                   (in thousands, except per share amounts)
Revenues:
  Services.....................................................           $  6,457        $  8,176          $  4,010       $  3,626
  Software licensing fees......................................              3,612           1,979             3,276          1,630
                                                                          --------        --------          --------        -------
          Total revenues.......................................             10,069          10,155             7,286          5,256
Costs, expenses, and special items:
  Services.....................................................              4,932           5,019             4,762          5,441
  Product development..........................................              3,963           3,898             3,070          3,420
  Selling, general, and administrative.........................              3,668           3,940             4,795          4,734
  Nonrecurring special items, net..............................                 --              --                --          1,528
                                                                          --------        --------          --------       --------
          Total costs, expenses, and special items.............             12,563          12,857            12,627         15,123
                                                                          --------        --------          --------       --------
 Loss from operations..........................................             (2,494)         (2,702)           (5,341)        (9,867)
Other income and expense, net..................................                682             477               576            239
                                                                          --------        --------          --------       --------
Loss before income tax provision...............................             (1,812)         (2,225)           (4,765)        (9,628)
Income tax provision ..........................................                ---             387                58          3,607
                                                                          --------        --------          --------       --------
Net  loss......................................................           $ (1,812)       $ (2,612)         $ (4,823)      $(13,235)
                                                                        ==========        ========          ========       ========
Net  loss per share (EPS) - Basic and Diluted..................           $  (0.08)       $  (0.12)         $  (0.21)         (0.58)
                                                                        ==========        ========          ========       ========
Shares used in calculation of EPS - Basic and Diluted..........             22,538          22,578            22,652         22,686
                                                                        ==========        ========          ========       ========

                                       51

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    Selected unaudited quarterly financial data for 1998 is as follows:

                                                                                            1998 Quarter Ended
                                                                         ----------------------------------------------------------
                                                                          March 31,       June 30,          Sept. 30,      Dec. 31,
                                                                         ---------        --------          ---------     ---------
                                                                                                 (unaudited)
                                                                                   (in thousands, except per share amounts)
Revenues:
  Services.....................................................           $  8,131         $  8,640          $  7,383      $  7,406
  Software licensing fees......................................              2,874            2,499             2,333         3,054
                                                                          --------         --------          --------      --------
Total revenues.................................................             11,005           11,139             9,716        10,460
Costs, expenses, and special items:
  Services.....................................................              4,558            5,056             5,378         5,305
  Product development..........................................              2,543            2,902             3,264         3,602
  Selling, general, and administrative.........................              3,810            3,698             3,425         5,231
  Write-off of in-process technology acquired..................                 --               --                --           831
  Nonrecurring special items, net..............................                 --             (550)               --            --
                                                                          --------        ---------          --------      --------
          Total costs, expenses, and special items.............             10,911           11,106            12,067        14,969
                                                                          --------        ---------          --------      --------
 Income (loss) from operations.................................                 94               33            (2,351)       (4,509)
Other income and expense, net..................................                766              782               803           915
                                                                          --------        ---------          --------      --------
 Income (loss) before income tax provision (benefit)...........                860              815            (1,548)       (3,594)
Income tax provision (benefit).................................                344              326              (150)          534
                                                                          --------        ---------          --------      --------
Net income (loss)............................................             $    516        $     489          $ (1,398)     $ (4,128)
                                                                          ========        =========          ========      ========
Net income (loss)  per share (EPS) - Basic...................             $   0.02        $    0.02          $  (0.06)     $  (0.18)
                                                                          ========        =========          ========      ========
Shares used in calculation of EPS - Basic....................               22,219           22,312            22,410        22,452
                                                                          ========        =========          ========      ========
Net income (loss)  per share (EPS) - Diluted.................             $   0.02        $    0.02          $  (0.06)     $  (0.18)
                                                                          ========        =========          ========      ========
Shares used in calculation of EPS - Diluted..................               22,991           22,516            22,410        22,452
                                                                          ========        =========          ========      ========

                                TCSI Corporation
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                 Balances at        Charge to                         Balances at
                                                                  Beginning         Costs and                           End of
                      Description                                 of Period         Expenses        Deductions          Period
------------------------------------------------------           -------------     -----------      ----------      ----------------
Year ended December 31, 1999:
  Allowance for doubtful accounts.....................             $1,139            $ 69              $   -             $1,208
                                                                   ======            ====              ======            ======

Year ended December 31, 1998:
Allowance for doubtful accounts.......................             $  400           $ 739(1)           $   -             $1,139
                                                                   =======          =====              ======            ======

Year ended December 31, 1997:
Allowance for doubtful accounts.......................             $  400           $ 263              $(263)            $  400
                                                                   =======          =====              =====             ======


-------------------
1 Reserves established relative to GTE-NMO acquisition which were reflected in the net assets recorded by the Company for acquisition.