Form 10-Q
period 2000-03-31
TCSI CORP
filed 2000-05-15
CIK 875315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               --------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number  0-19377
                        -------

                                TCSI CORPORATION
             (Exact name of registrant as specified in its charter)


            NEVADA                                   68-0140975
-------------------------------        -----------------------------------------
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

Yes     X           No
     -------           ---------


            23,054,236 shares of Common Stock of the Registrant were
                         outstanding as of May 5, 2000.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3

         Consolidated Balance Sheets as of
              March 31, 2000 (UNAUDITED) and December 31, 1999              3

         Consolidated Statements of Operations for the three
              months ended March 31, 2000 and 1999 (UNAUDITED)              4

         Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999 (UNAUDITED)        5

         Notes to Consolidated Financial Statements (UNAUDITED)             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                N/A

Item 2.  Changes in Securities                                            N/A

Item 3.  Defaults Upon Senior Securities                                  N/A

Item 4.  Submission of Matters to a Vote of Security Holders              N/A

Item 5.  Other Information                                                N/A

Item 6.  Exhibits and Reports on Form 8-K                                  20

Signature                                                                  21

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                    March 31,            December 31,
                                                                                      2000                  1999
                                                                                 -------------------------------------
                                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                         $      21,309         $       8,788
     Marketable securities                                                               16,992                22,926
     Receivables, net                                                                     4,644                12,134
     Other receivables                                                                      464                   879
     Other current assets                                                                 1,388                 1,314
                                                                                  -------------         -------------
         Total current assets                                                            44,797                46,041
Furniture, equipment and leasehold improvements, net                                      7,882                 8,457
Other assets                                                                              2,883                 3,665
                                                                                  -------------         -------------
            Total assets                                                          $      55,562         $      58,163
                                                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $       2,041         $       3,449
     Accrued liabilities                                                                  3,254                 3,157
     Deferred revenue                                                                     1,554                 1,029
     Income taxes payable                                                                 1,457                 1,046
                                                                                  -------------         -------------
         Total current liabilities                                                        8,306                 8,681
                                                                                  -------------         -------------
Shareholders' equity:
     Preferred shares, par value $0.01 per share; 5,000,000 shares authorized;
         none issued and outstanding                                                          -                     -
     Common shares, par value $0.10 per share; 75,000,000 shares authorized;
         23,053,736 and 22,686,724 shares issued and outstanding, at March 31,
         2000 and December 31, 1999, respectively                                         2,305                 2,268
     Additional paid-in capital                                                          52,413                51,265
     Accumulated other comprehensive income                                                  26                    25
     Retained deficit                                                                    (7,488)               (4,076)
                                                                                  -------------         -------------
         Total shareholders' equity                                                      47,256                49,482
                                                                                  -------------         -------------
            Total liabilities and shareholders' equity                            $      55,562         $      58,163
                                                                                  =============         =============

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                  ---------------------------------
                                                                                     2000                  1999
                                                                                  -----------           -----------
Revenues:
     Services                                                                     $     3,290           $     6,457
     Software licensing fees                                                            2,057                 3,612
                                                                                  -----------           -----------
          Total revenues                                                                5,347                10,069
                                                                                  -----------           -----------
Costs, expenses, and special items:
     Services                                                                           2,347                 4,932
     Product development                                                                3,369                 3,963
     Selling, general and administrative                                                3,182                 3,668
     Nonrecurring special items                                                           364                     -
                                                                                  -----------           -----------
          Total costs, expenses, and special items                                      9,262                12,563
                                                                                  -----------           -----------
Loss from operations                                                                   (3,915)               (2,494)

Interest and other income                                                                 503                   682
                                                                                  -----------           -----------
Net loss                                                                          $    (3,412)          $    (1,812)
                                                                                  ===========           ===========

Net loss per share - basic and diluted                                            $     (0.15)          $     (0.08)
                                                                                  ===========           ===========
Shares used in computing basic and diluted net loss per share                          22,875                22,538
                                                                                  ===========           ===========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                  --------------------------------
                                                                                      2000                 1999
                                                                                  ------------         -----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $   (3,412)          $  (1,812)
       Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                                                 1,131               1,390
           Compensation related to executive stock options                                  22                   -
           Net changes in operating assets and liabilities:
                     Receivables, net                                                    7,490                  21
                     Other receivables                                                     415                 110
                     Other assets                                                          451              (1,059)
                     Accounts payable                                                   (1,408)             (2,259)
                     Accrued liabilities                                                    97                 697
                     Deferred revenue                                                      525                 799
                     Income taxes payable                                                  411                 155
                                                                                  ------------         -----------
                    Net cash provided by (used in) operating activities                  5,722              (1,958)
                                                                                  ------------         -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital and leasehold improvement expenditures, net                                (299)               (552)
       Purchases of marketable securities                                               (1,009)             (4,937)
       Redemptions and sales of marketable securities                                    6,944              14,088
                                                                                  ------------         -----------
                    Net cash provided by investing activities                            5,636               8,599
                                                                                  ------------         -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                            1,163                 307
                                                                                  ------------         -----------
                    Net cash provided by financing activities                            1,163                 307
                                                                                  ------------         -----------

  Effect of exchange rate changes on cash and equivalents                                    -                 259
                                                                                  ------------         -----------
  Net increase in cash and equivalents                                                  12,521               7,207
  Cash and equivalents at the beginning of the period                                    8,788              22,308
                                                                                  ------------         -----------
  Cash and equivalents at the end of the period                                    $    21,309          $   29,515
                                                                                  ============         ===========

  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cash refunds received for income taxes, net                                      $      (394)         $     (156)
                                                                                  ============         ===========

         See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated interim financial statements of the TCSI Corporation ("TCSI" or the "Company"), included herein, have been prepared on the same basis as the December 31, 1999 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

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

Receivables consist of the following:

                                                             March 31,           December 31,
                                                               2000                  1999
                                                           -------------         ------------
                                                                     (In thousands)
                                                                       (Unaudited)
     Billed receivables                                    $       4,392         $     11,763
     Unbilled receivables                                          1,280                1,579
     Allowance for doubtful accounts                              (1,028)              (1,208)
                                                           -------------         ------------
                                                           $       4,644         $     12,134
                                                           =============         ============


NOTE 3 - FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

         Furniture, equipment and leasehold improvements are stated at cost. Amortization is provided for leasehold improvements over the life of the lease utilizing the straight-line method. Straight-line depreciation is provided for equipment and furniture in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  (continued)


Furniture, equipment and leasehold improvement balances consist of the following:

                                                                March 31,           December 31,
                                                                   2000                 1999
                                                              -------------        --------------
                                                                        (In thousands)
                                                                          (Unaudited)
     Furniture and fixtures                                   $       4,253        $        4,206
     Computer and lab equipment                                      19,883                19,672
     Leasehold improvements                                           7,036                 6,995
                                                              -------------        --------------
                                                                     31,172                30,873
     Accumulated depreciation and amortization                      (23,290)              (22,416)
                                                              -------------        --------------
                                                              $       7,882        $        8,457
                                                              =============        ==============


NOTE 4 - INCOME TAXES

         Due to uncertainties regarding the amount and timing of future taxable income, as of March 31, 2000, the Company had no deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

NOTE 5 - NET LOSS PER SHARE

Per Share Information

         Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share:

                                                                           March 31,
                                                              -----------------------------------
                                                                   2000                 1999
                                                              -------------        --------------
                                                                    (In thousands, except per
                                                                         share amounts)
                                                                           (Unaudited)
NUMERATOR:
     Numerator for basic loss per share                       $      (3,412)       $       (1,812)
                                                              =============        ==============

DENOMINATOR:
     Denominator for basic loss per share -
           Weighted-average shares                                   22,875                22,538
Effect of dilutive securities - employee stock options                    -                     -
                                                              =============        ==============
Denominator for diluted loss per share                               22,875                22,538
                                                              =============        ==============
Net loss per share - basic and diluted                        $       (0.15)       $        (0.08)
                                                              =============        ==============

         Since the Company had net losses during the three months ended March 31, 2000 and March 31, 1999, weighted-average common shares (with an exercise price less than the average market price of the Company's stock) were not included in the computations because their effects would be antidilutive, and were as follows:

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  (continued)


Antidilutive weighted-average common shares                                                      March 31,
                                                                                   --------------------------------------
                                                                                        2000                  1999
                                                                                   ----------------     -----------------
                                                                                         (In thousands, except per
                                                                                              share amounts)
                                                                                                (Unaudited)

Weighted-average common shares                                                            1,098                   65
                                                                                   ================     =================
Weighted-average exercise price                                                    $       2.27         $       2.05
                                                                                   ================     =================

Out-of-the-money securities

The following antidilutive securities consist of options not included in the computation of diluted loss per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period:

                                                                                                 March 31,
                                                                                   --------------------------------------
                                                                                        2000                  1999
                                                                                   ----------------      ----------------
                                                                                         (In thousands, except per
                                                                                              share amounts)
                                                                                                (Unaudited)

Weighted options outstanding at end of period                                             1,705                 2,940
                                                                                   ================      ================
Weighted-average exercise price                                                    $       6.25          $       5.77
                                                                                   ================      ================


NOTE 6 - COMPREHENSIVE LOSS

         The following is a summary of comprehensive loss for the three-month periods ended March 31, 2000 and 1999, respectively:

                                                                                                 March 31,
                                                                                   --------------------------------------
                                                                                        2000                  1999
                                                                                   ----------------      ----------------
                                                                                              (In thousands)
                                                                                                (Unaudited)

Net loss                                                                           $    (3,412)          $     (1,812)
Translation gain                                                                            -                     260
Unrealized gains on securities                                                               1                      -
                                                                                   ----------------      ----------------
Comprehensive loss                                                                 $    (3,411)          $    (1,552)
                                                                                   ================      ================

                                TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN ADDITION TO HISTORICAL INFORMATION CONTAINED HEREIN, THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

OVERVIEW

         TCSI currently operates in one segment, which is providing integrated software products and services for the global telecommunications ("telecom") industry. The Company's two product lines are: (1) Catalant(R), which offers carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offers integrated Operations Support System ("OSS") solutions, including provisioning, service assurance, mediation and billing functionality for emerging service providers worldwide.

          The Company provides services to customers under time-and-material and fixed-price contracts. The Company recognizes revenues under time-and-material-type contracts as the services are performed. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

         The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. As a result, the Company's 2000 and 1999 quarterly results for the three months ended March 31, have been adversely affected by delays in the purchase of software licenses and related services.

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

                                TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Management intends to target Company-funded product development spending at levels consistent with the Company's growth objectives and improving its competitive position. Furthermore, management expects that, from time to time, it may periodically acquire businesses, products, or technologies to enhance the Company's current product offerings.

RESULTS OF OPERATIONS

         REVENUES. The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended March 31, 2000 decreased 47% to $5.3 million, from $10.1 million for the comparable 1999 period. The decline in revenues was due to the completion of several major projects in 1999 which were not replaced.

         Revenue for the Catalant product line for the three months ended March 31, 2000 decreased 53% to $4.0 million, from $8.6 million for the comparable 1999 period. Revenue for the WorldWin product line for the three months ended March 31, 2000 decreased 13% to $1.3 million, from $1.5 million for the comparable 1999 period.

         Revenues from services for the three months ended March 31, 2000 decreased 49% to $3.3 million, from $6.5 million for the comparable 1999 period. The decrease resulted from the completion of several major projects in 1999 which were not replaced. Revenue from software licensing fees for the three months ended March 31, 2000 decreased 42% to $2.1 million, from $3.6 million for the comparable 1999 period. The decrease resulted primarily from the inclusion in the first quarter of 1999 of revenues for certain one-time licenses. Excluding such one-time licenses, software licensing fees for the three months ended March 31, 2000 would have been comparable to the software licensing fees for the same period of 1999.

         Revenues outside of the United States accounted for 59% of the Company's total revenues for the three months ended March 31, 2000 compared to 63% for the comparable 1999 period. Revenues from the Asia-Pacific region for the three months ended March 31, 2000 decreased 68% to $1.2 million, from $3.7 million for the comparable 1999 period. Revenues from the America region for the three months ended March 31, 2000 decreased 41% to $2.2 million, from $3.7 million for the comparable 1999 period. Revenues from the Europe region for the three months ended March 31, 2000 decreased 30% to $1.9 million, from $2.7 million for the comparable 1999 period. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

         To date, a portion of revenues has been concentrated among a limited number of customers. Two customers accounted for more than 10% of the Company's revenue during the three months ended March 31, 2000, with Italtel and Access Point contributing 16% and 13% of total revenues, respectively. For the three months ended March 31, 2000, the concentration of revenues from the Company's five largest customers decreased to 51% from 71% for the comparable 1999 period. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. (See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration")

         COSTS OF SERVICES. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended March 31, 2000 decreased 53% to $2.3 million, from $4.9 million for the comparable 1999 period. The decrease is due to reduced headcount and related expenses. As a percentage of service revenues, costs of services for the three months ended March 31, 2000 were 71% of revenues from services compared to 76% for the comparable 1999

                                TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

period. The cost of service percentage may remain at or increase from the first quarter 2000 level until existing and future customers ramp up their development efforts.

         PRODUCT DEVELOPMENT. Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization of intangibles. For the three months ended March 31, 2000, the Company invested $3.4 million, or 63% of revenues, in internally funded product development compared to $4.0 million, or 40% of revenues for the three months ended March 31, 1999. The decrease in costs during the quarter ended March 31, 2000 was due primarily to lower staffing requirements, as the Company neared completion of several major product releases.The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance and administrative personnel, along with the other administrative costs including recruiting, legal and accounting fees, insurance and bad debt expense. Selling, general and administrative expenses for the three months ended March 31, 2000 decreased 13% to $3.2 million, from $3.7 million for the comparable 1999 period. The decrease in spending was due to lower headcount and related costs and to a substantial decrease in rent expenses, resulting primarily from the consolidation of operations of two of the Company's locations. Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2000 were 60% of revenues, compared to 36% of revenues for the comparable 1999 period. The increase in selling, general and administrative expenses as a percentage of revenues during the first quarter of 2000 resulted primarily from the reduction of such costs at a rate less than that of the reduction in revenues.

         NONRECURRING SPECIAL ITEMS. For the three months ended March 31, 2000, the Company recorded charges of $0.4 million due primarily to severance costs associated with the Company's reorganization of its operations.

         INCOME TAX PROVISION (BENEFIT). Due to uncertainties regarding the amount and timing of future taxable income, as of March 31, 2000, the Company had no deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2000 compared to net cash used in operating activities of $2.0 million for the comparable 1999 period. The increase in cash provided by operations was primarily the result of the increased collection of outstanding accounts receivable, offset by a reduction in accounts payable.

INVESTING ACTIVITIES

         Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2000 compared to net cash provided by investing activities of $8.6 million for the comparable 1999 period. During the three months ended March 31, 2000, the Company purchased $1.0 million of marketable securities, while $6.9 million of marketable securities matured, compared to the purchase of $4.9 million and the maturity of $14.1 million of marketable securities for the comparable 1999 period.

                                TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2000 compared to $0.3 million for the comparable 1999 period. The increase was primarily the result of increased stock option exercises and stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), which is a function of market conditions and investment decisions made by employees. The proceeds from stock option exercises and ESPP purchases for the three months ended March 31, 2000 were $1.0 million and $0.2 million, respectively.

ADDITIONAL INFORMATION ON LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had cash and equivalents and marketable securities of $38.3 million, a $6.6 million, or 21% increase, from December 31, 1999. The Company believes that existing cash balances (including equivalents and marketable securities), together with other potential sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         STATEMENTS IN THIS REPORT WHICH ARE PREFACED WITH WORDS SUCH AS "EXPECTS," "ANTICIPATES," "BELIEVES" AND SIMILAR WORDS AND OTHER STATEMENTS OF SIMILAR SENSE, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ESTIMATES AS TO PROSPECTIVE EVENTS AND CIRCUMSTANCES WHICH MAY OR MAY NOT BE WITHIN THE COMPANY'S CONTROL AND AS TO WHICH NO FIRM ASSURANCES CAN BE GIVEN. THESE FORWARD-LOOKING STATEMENTS, LIKE ANY OTHER FORWARD-LOOKING STATEMENTS, INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR ANTICIPATED. THE FOLLOWING DISCUSSION HIGHLIGHTS SOME OF THE RISKS THE COMPANY FACES.

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

LENGTHY SALES AND IMPLEMENTATION CYCLES

         The Company's products are typically intended for use in applications that may be critical to a customer's business. The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. Historically, the Company's sales process has been subject to delays associated with lengthy approval processes that typically accompany significant capital expenditures. However, the Company's latest products are intended to reduce the time and resources required for delivery to customers, and, therefore reduce the sales cycle. Still, the time required to implement the Company's products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. From time to time, the Company has provided services to implement certain large projects, and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of service fees and in some cases have disputed the fees charged. There can be no assurance the Company will not experience additional delays or disputes regarding payment in the future, particularly if the Company receives orders for large, complex installations. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced, and may continue to experience, significant fluctuations in revenues and operating results on a quarterly and annual basis due to termination, cancellation, or non-renewal of agreements.

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

INTERNATIONAL SALES

         To date, a significant portion of the Company's revenues have been generated outside of the United States. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance that the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

PROTECTION OF INTELLECTUAL PROPERTY

         The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect its proprietary rights. To date, the Company has eight patents. The Company expects to continue to file patent applications where it believes it is appropriate to protect its proprietary technologies. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such steps may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited in certain foreign countries. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.

         While the Company believes that its products and trademarks and their use by customers does not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products or their use by customers infringe, or may infringe, the proprietary rights of such third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, including meritless claims, could result in costly, time-consuming litigation, and diversion of technical and management personnel. In the event any third party was to make a valid claim and a license was not made available on commercially reasonable terms, or if the Company was unable to develop non-infringing alternative technology, the Company's business, operating results, and financial condition could be materially adversely affected.

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

         Such acquisitions could subject the Company to numerous risks, including risks associated with the integration into the Company of new employees and technology. Moreover, the negotiation and acquisition of such transactions involves the diversion of substantial management resources and the evaluation of such opportunities requires substantial diversion of engineering and technological resources. In addition, transactions involving the issuance by the Company of common stock or other securities could result in immediate and substantial dilution to the Company's existing shareholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on the Company's business, operating results and financial condition.

VOLATILITY OF STOCK PRICE

         The market price of the shares of the Company's Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's business, operating results and financial condition, announcements of technological innovations, new products, or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Due to the foregoing factors, it is likely that the Company's revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of the Company's Common Stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results, and financial condition.

YEAR 2000 COMPLIANCE

                                TCSI CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         The Company has experienced no disruptions in its information systems or products for the three months ended March 31, 2000, and believes those systems and products successfully responded to the Year 2000 date change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. As of March 31, 2000, the Company's cash and investment portfolio includes only fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

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

                                TCSI CORPORATION


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

EXHIBIT NO.         DESCRIPTION

       10.35 Lease between SPF Holding Company and the Company, dated December 28, 1999, concerning the lease of the Company's facilities located at North Creek Place, 12100
                    N.E. 195th Street, Bothell, Washington 98011.
        27.1        Financial Data Schedule

See Exhibit Index on page 22.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                TCSI CORPORATION


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.

                          TCSI CORPORATION
                          (Registrant)


                          By   /S/ ARTHUR H. WILDER
                               ------------------------------------
                          Arthur H. Wilder
                          Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

                                TCSI CORPORATION

                                INDEX OF EXHIBITS

  EXHIBIT NO.

                                                           DESCRIPTION

-----------------     ----------------------------------------------------------
     10.35            Lease between SPF Holding Company and the Company, dated
                      December 28, 1999, concerning the lease of the Company's facilities located at North Creek Place, 12100
                      N.E. 195th Street, Bothell, Washington 98011.
      27.1            Financial Data Schedule