Form 10-Q
period 2000-06-30
TCSI CORP
filed 2000-08-10
CIK 875315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

            23,144,219 shares of Common Stock of the Registrant were outstanding as of August 10, 2000.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                  3

         Consolidated Balance Sheets as of
              June 30, 2000 (UNAUDITED) and December 31, 1999               3

         Consolidated Statements of Operations for the three and six
              months ended June 30, 2000 and 1999 (UNAUDITED)               4

         Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999 (UNAUDITED)           5

         Notes to Consolidated Financial Statements (UNAUDITED)             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                N/A

Item 2.  Changes in Securities                                            N/A

Item 3.  Defaults Upon Senior Securities                                  N/A

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                N/A

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signature                                                                  20

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                TCSI CORPORATION

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          2000                 1999
                                                                                    ------------------------------------
                                                                                      (Unaudited)
ASSETS
Current assets:

     Cash and equivalents                                                            $      21,055         $       8,788
     Marketable securities                                                                  15,344                22,926
     Receivables, net                                                                        4,284                12,134
     Other receivables                                                                         345                   879
     Other current assets                                                                    1,291                 1,314
                                                                                     -------------         -------------
         Total current assets                                                               42,319                46,041
Furniture, equipment and leasehold improvements, net                                         7,077                 8,457
Other assets                                                                                 3,609                 3,665
                                                                                     -------------         -------------
                  Total assets                                                       $      53,005         $      58,163
                                                                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                $       2,535         $       3,449
     Accrued liabilities                                                                     3,268                 3,157
     Deferred revenue                                                                          579                 1,029
     Income taxes payable                                                                    1,486                 1,046
                                                                                     -------------         -------------
         Total current liabilities                                                           7,868                 8,681
                                                                                     -------------         -------------

Shareholders' equity:
     Preferred shares, par value $0.01 per share; 5,000,000 shares authorized;
         none issued and outstanding
                                                                                                 -                     -
     Common shares, par value $0.10 per share; 75,000,000 shares authorized;
         23,060,486 and 22,686,724 shares issued and outstanding, as of June 30,

         2000 and December 31, 1999, respectively                                            2,306                 2,268
     Additional paid-in capital                                                             52,447                51,265
     Accumulated other comprehensive income                                                     55                    25
     Accumulated deficit                                                                    (9,671)               (4,076)
                                                                                     -------------         -------------
         Total shareholders' equity                                                         45,137                49,482
                                                                                     -------------         -------------
                  Total liabilities and shareholders' equity                         $      53,005            $   58,163
                                                                                     ==============        =============

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                          ------------------------------  -------------------------------
                                                              2000            1999             2000            1999
                                                          ------------    ------------    --------------   -------------
Revenues:
     Services                                             $      3,014    $      8,176    $        6,304   $      14,633
     Software licensing fees                                     2,426           1,979             4,483           5,591
                                                          ------------    ------------    --------------   -------------
          Total revenues                                         5,440          10,155            10,787          20,224

Costs, expenses, and special items:
     Services                                                    2,416           5,019             4,763           9,951
     Product development                                         2,201           3,898             5,570           7,861
     Selling, general and administrative                         3,550           3,940             6,733           7,608
     Nonrecurring special items                                      -               -               364               -
                                                          ------------    ------------    --------------   -------------
          Total costs, expenses, and special items               8,167          12,857            17,430          25,420
                                                          ------------    ------------    --------------   -------------

Loss from operations                                            (2,727)         (2,702)           (6,643)         (5,196)

Interest / other income                                            544             477             1,048           1,159
                                                          ------------    ------------    --------------   -------------
Loss before income tax provision                                (2,183)         (2,225)           (5,595)         (4,037)
Income tax provision                                                 -             387                 -             387
                                                          ------------    ------------    --------------   -------------
Net loss                                                  $     (2,183)   $     (2,612)   $       (5,595)  $      (4,424)
                                                          ============    ============    ==============   =============

Net loss per share-basic and diluted                      $      (0.09)   $      (0.12)  $         (0.24)  $       (0.20)
                                                          ============    ============    ==============   =============
Shares used in computing net loss per share -
   basic and diluted                                            23,054          22,578            22,965          22,454
                                                          ============    ============    ==============   =============

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                -------------------------------------
                                                                                     2000                   1999
                                                                                --------------           ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $   (5,595)          $     (4,424)
       Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
           Depreciation and amortization                                                 2,273                  2,714
           Gain on disposal of fixed assets                                                (10)                     -
           Compensation related to executive stock options                                  45                      -
           Net changes in operating assets and liabilities:
              Receivables, net                                                           7,850                   (781)
              Other receivables                                                            534                   (830)
              Other assets                                                                (435)                (1,736)
              Accounts payable                                                            (914)                (3,204)
              Accrued liabilities                                                          111                    573
              Deferred revenue                                                            (450)                  (973)
              Income taxes payable                                                         440                    533
                                                                                --------------           ------------
                    Net cash provided by (used in) operating activities                  3,849                 (8,128)

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital and leasehold improvement expenditures, net                                (369)                (1,428)
       Purchases of marketable securities                                               (3,012)               (18,472)
       Redemptions and sales of marketable securities                                   10,624                 23,381
                                                                                --------------           ------------
                    Net cash provided by investing activities                            7,243                  3,481

  CASH FLOWS FROM FINANCING ACTIVITY:
       Proceeds from issuance of common stock                                            1,175                    372

  Effect of exchange rate changes on cash and equivalents                                    -                     31
                                                                                --------------           ------------
  Net increase (decrease) in cash and equivalents                                       12,267                 (4,244)
  Cash and equivalents at the beginning of the period                                    8,788                 22,308
                                                                                --------------           ------------
  Cash and equivalents at the end of the period                                 $       21,055           $     18,064
                                                                                ==============           ============

  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Cash refunds received for income taxes, net                                   $         (200)          $       (156)
                                                                                ==============           ============


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated interim financial statements of TCSI Corporation ("TCSI" or the "Company"), included herein, have been prepared on the same basis as the December 31, 1999 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

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

Receivables consist of the following:

                                                  JUNE 30,           DECEMBER 31,
                                                    2000                1999
                                               --------------     ----------------
                                                (Unaudited)

                                                         (IN THOUSANDS)

     Billed receivables                        $       4,836        $     11,763
     Unbilled receivables                                476               1,579
     Allowance for doubtful accounts                  (1,028)             (1,208)
                                               -------------        ------------
                                               $       4,284        $     12,134
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

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  (CONTINUED)


Furniture, equipment and leasehold improvement balances consist of the following:

                                                                   JUNE 30,           DECEMBER 31,
                                                                     2000                 1999
                                                               -----------------    --------------
                                                                 (Unaudited)
                                                                           (IN THOUSANDS)
     Furniture and fixtures                                    $       4,253         $     4,206
     Computer and lab equipment                                       19,935              19,672
     Leasehold improvements                                            7,055               6,995
                                                               -------------         -----------
                                                                      31,243              30,873
     Accumulated depreciation and amortization                       (24,166)            (22,416)
                                                               -------------         -----------
                                                               $       7,077         $     8,457
                                                               =============         ===========

NOTE 4 - INCOME TAXES

         Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of June 30, 2000, had no deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

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

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                ------------------------------    --------------------------
                                                                    2000             1999            2000           1999
                                                                -------------     ------------    -----------   ------------
                                                                          (In thousands, except per share amounts)
                                                                                         (UNAUDITED)
NUMERATOR
   Numerator for basic net loss per share                       $    (2,183)      $    (2,612)     $ (5,595)     $   (4,424)
                                                                ===========       ===========      ========      ==========
DENOMINATOR
  Denominator for basic loss per share
     - weighted-average common shares                                23,054            22,578        22,965          22,454
  Effect of dilutive securities-employee stock options                   -                 -              -              -
                                                                -----------       -----------      --------      ----------
  Denominator for diluted loss per share                             23,054            22,578        22,965          22,454
                                                                ===========       ===========      ========      ==========
  Net loss per share-basic and diluted                          $     (0.09)      $     (0.12)     $  (0.24)     $    (0.20)
                                                                ===========       ===========      ========      ==========

         Since the Company had net losses during the three and six months ended June 30, 2000 and June 30, 1999, weighted-average common shares (with an exercise price less than the average market price of the Company's stock) were not included in the computations because their effects would be antidilutive.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  (CONTINUED)


NOTE 6 - COMPREHENSIVE LOSS

         The following is a summary of comprehensive loss for the three and six-month periods ended June 30, 2000 and 1999, respectively:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ------------------------------    ------------------------------
                                                          2000             1999             2000             1999
                                                      -------------    -------------    --------------   --------------
                                                                              (In thousands)
                                                                                (UNAUDITED)
Net loss                                              $      (2,183)   $     (2,612)   $       (5,595)    $     (4,424)
Translation gain (loss)                                           -            (230)                -               31
Unrealized gains on marketable securities                        30              12                31               12
                                                      -------------    ------------    --------------    -------------
Comprehensive loss                                    $      (2,153)   $     (2,830)   $       (5,564)    $     (4,381)
                                                      =============    =============    =============     ============

                                TCSI CORPORATION

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

         The Company provides services to customers under time-and-material and fixed-price contracts. The Company recognizes revenues under time-and-material contracts as the services are performed. For fixed-price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time to time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

         The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. As a result, the Company's 2000 and 1999 quarterly results for the three and six months ended June 30, have been adversely affected by delays in decisions to purchase software licenses and related services.

         A substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the element, network, and service management systems being developed, successful deployment of these systems can contain significant technological risks. The Company has in the past relied, and will in the future rely, on its development and implementation expertise. Development and implementation of these systems often occurs over several quarters.

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

                                TCSI CORPORATION


RESULTS OF OPERATIONS

         REVENUES. The Company generates revenues from licensing its software products and providing related services to the telecom industry. Total revenues for the three months ended June 30, 2000 decreased 47% to $5.4 million, from $10.2 million for the comparable 1999 period. Total revenues for the six months ended June 30, 2000 decreased 47% to $10.8 million, from $20.2 million for the comparable 1999 period. The decline in revenues was due to the completion of several major projects in 1999, which were not replaced during 2000.

         Revenues from services for the three months ended June 30, 2000 decreased 63% to $3.0 million, from $8.2 million for the comparable 1999 period. Revenues from services for the six months ended June 30, 2000 decreased 57% to $6.3 million, from $14.6 million for the comparable 1999 period. The decreases resulted primarily from the completion of several major projects in 1999, which were not replaced during 2000. Revenue from software licensing fees for the three months ended June 30, 2000 increased 20% to $2.4 million, from $2.0 million for the comparable 1999 period. The increase resulted from run-time license revenue from primarily two customers in the second quarter of 2000. Revenue from software licensing fees for the six months ended June 30, 2000 decreased 20% to $4.5 million, from $5.6 million for the comparable 1999 period. The decrease resulted primarily from the inclusion in the first quarter of 1999 of revenues for certain one-time licenses. Excluding such one-time licenses, software licensing fees for the six months ended June 30, 2000 would have increased 10% from $4.1 million for the same period of 1999.

         Revenues outside of the United States accounted for 61% of the Company's total revenues for the three months ended June 30, 2000 compared to 76% for the comparable 1999 period. Revenues outside of the United States accounted for 60% of the Company's total revenues for the six months ended June 30, 2000 compared to 69% for the comparable 1999 period. Revenues from the Asia-Pacific region for the three months ended June 30, 2000 decreased 49% to $2.4 million, from $4.7 million for the comparable 1999 period. Revenues from the Asia-Pacific region for the six months ended June 30, 2000 decreased 56% to $3.6 million, from $8.2 million for the comparable 1999 period. Revenues from the Americas region for the three months ended June 30, 2000 decreased 13% to $2.1 million, from $2.4 million for the comparable 1999 period. Revenues from the Americas region for the six months ended June 30, 2000 decreased 29% to $4.4 million, from $6.2 million for the comparable 1999 period. Revenues from the European region for the three months ended June 30, 2000 decreased 71% to $0.9 million, from $3.1 million for the comparable 1999 period. Revenues from the European region for the six months ended June 30, 20000 decreased 52% to $2.8 million, from $5.8 million for the comparable 1999 period. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

         To date, a portion of revenues has been concentrated among a limited number of customers. Two customers accounted for more than 10% of the Company's revenue during the three months ended June 30, 2000, with NEC and Zaffire, Inc. contributing 36% and 16% of total revenues, respectively. For the three and six months ended June 30, 2000, the concentration of revenues from the Company's five largest customers was 70% and 57%, respectively, compared to 70% and 71%, for the comparable 1999 periods. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. (See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration")

         COSTS OF SERVICES. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended June 30, 2000 decreased 52% to $2.4 million, from $5.0 million for the comparable 1999 period. Costs of services for the six months ended June 30, 2000 decreased 52% to $4.8 million, from $10.0 million for the comparable 1999 period. The decrease in costs of services in 2000 is primarily due to reduced headcount and related

                                TCSI CORPORATION

expenses. As a percentage of service revenues, costs of services for the three months ended June 30, 2000 were 80% of service revenues compared to 61% for the comparable 1999 period. As a percentage of service revenues, costs of services for the six months ended June 30, 2000 were 76% of service revenues compared to 68% for the comparable 1999 period. The cost of service percentage may remain at or increase from the second quarter 2000 level until existing and future customers increase their development efforts.

         PRODUCT DEVELOPMENT. Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization of intangibles. For the three months ended June 30, 2000, the Company invested $2.2 million, or 40% of revenues, in internally funded product development compared to $3.9 million, or 38% of revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company invested $5.6 million, or 52% of revenues, in internally funded product development compared to $7.9 million, or 39% of revenues for the six months ended June 30, 1999. The decrease in product development expenses in 2000 is due to the Company's expense reduction efforts as well as reductions in employee headcount and related costs. The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance and administrative personnel, along with the other administrative costs including recruiting, legal and accounting fees, insurance and bad debt expense. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased 8% to $3.6 million, from $3.9 million for the comparable 1999 period. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased 12% to $6.7 million, from $7.6 million for the comparable 1999 period. The decrease in such expenses in 2000 is primarily due to reductions in employee headcount and related costs and lower rent expense resulting primarily from the consolidation of the Company's operations. Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2000 were 65% of revenues, compared to 39% of revenues for the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2000 were 62% of revenues, compared to 38% of revenues for the comparable 1999 period. The increase in selling, general and administrative expenses as a percentage of revenues in 2000 resulted primarily from the reduction of such costs at a rate less than that of the reduction in revenues.

         NONRECURRING SPECIAL ITEMS. For the three months ended June 30, 2000, the Company did not record any nonrecurring special items. For the six months ended June 30, 2000, $0.4 million of nonrecurring special charges were recorded and were related primarily to severance costs associated with the Company's reorganization of its operations.

         INCOME TAX PROVISION (BENEFIT). Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of June 30, 2000, had no deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $8.1 million for the comparable 1999 period. The increase in cash provided by operations was primarily the result of the increased collection of outstanding accounts receivable, partially offset by a reduction in accounts payable.

                                TCSI CORPORATION

INVESTING ACTIVITIES

         Net cash provided by investing activities was $7.2 million for the six months ended June 30, 2000 compared to net cash provided by investing activities of $3.5 million for the comparable 1999 period. During the six months ended June 30, 2000, the net of the purchases, sales and redemptions of marketable securities was $7.6 million, compared to $4.9 million of net marketable securities for the comparable 1999 period.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2000 compared to $0.4 million for the comparable 1999 period. The increase was primarily the result of increased stock option exercises and stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), which is a function of market conditions and investment decisions made by employees. The proceeds from stock option exercises and ESPP purchases for the six months ended June 30, 2000 were $1.0 million and $0.2 million, respectively.

ADDITIONAL INFORMATION ON LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash and equivalents and marketable securities of $36.4 million, a $4.7 million, or 15% increase, from December 31, 1999. The Company believes that existing cash balances (including equivalents and marketable securities), together with other potential sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

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

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS

         The Company has experienced and expects to continue to experience significant fluctuations in revenues and operating results on a quarterly and/or an annual basis as a result of a number of factors, many of which are beyond the control of the Company. These factors include the cancellation, modification, or non-renewal of service, license, or maintenance agreements; the size and timing of significant customer engagements and license fees; the relative proportion of services and software licensing fees; personnel changes; capital spending patterns of the Company's customers; concentration of the Company's customers; the lengthy sales cycles of the Company's products and services; industry acceptance of the Company's products and services; changes in operating expenses; new product introductions and product enhancements by the Company or its competitors; the ability of the Company to develop, introduce, and market new products and product enhancements on a timely basis; changes in pricing policies by the Company or its competitors; regulatory changes, currency fluctuations, and general economic factors. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business, operating results, and financial condition.

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

ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT DEVELOPMENT RISKS

         A substantial portion of the Company's revenue is derived from the sale of the Company's products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that such companies will use the Company's products. Due to the complex nature of the OSS software developed by the Company, the Company has in the past relied, and will in the future continue to rely, on its development and implementation expertise. The Company continues to develop software products that reduce the customization necessary to fully integrate customers' systems. There can be no assurance, however, that the Company will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of development and implementation service revenues. The failure by the Company to successfully develop and market such products and technologies would have a material adverse effect on its business, operating results, and financial condition.

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

                                TCSI CORPORATION

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

         TCSI's competitors include Dorado Software, Objective Systems Integrators, Hewlett Packard and MicroMuse for the Catalant product line, and Eftia OSS Solutions, Objective Systems Integrators, Telcordia, Hewlett Packard and MetaSolv for the WorldWin product line. Some of the Company's competitors compete across both TCSI's product lines, while others do not offer as wide a breadth of solutions. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

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

                                TCSI CORPORATION

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

YEAR 2000 COMPLIANCE

         The Company has experienced no disruptions in its information systems or products for the six months ended June 30, 2000, and believes those systems and products successfully responded to the Year 2000 date change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. As of June 30, 2000, the Company's cash and investment portfolio includes only fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     FOREIGN CURRENCY EXCHANGE RISK. The majority of the Company's revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company does not use derivative financial instruments for trading or speculative purposes.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    An annual meeting of shareholders was held at the Company's headquarters in Alameda, California, on May 11, 2000. The following matters were voted upon by the shareholders:

    1) The following persons, who were the only nominees for directors, were re-elected as directors of the Company to hold office until the next annual meeting or until their respective successors are elected or appointed and received the following number of votes:

                                        For                   Withheld
                                -------------------      ------------------
   John C. Bolger                   21,232,210                 254,600
   Norman E. Friedmann, Ph.D.       21,232,210                 254,600
   Donald Green                     21,232,210                 254,600
   William A. Hasler                21,232,210                 254,600

     2) A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2000 was approved by the shareholders. The following votes were cast as to such proposal:
For: 21,302,684; Against: 139,660; Abstain: 44,466.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

      EXHIBIT NO.           DESCRIPTION

         27.1           Financial Data Schedule

See Exhibit Index on page 21.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                TCSI CORPORATION

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2000.

                                TCSI CORPORATION
                                (Registrant)


                                By   /s/ ARTHUR H. WILDER
                                     ------------------------------------------
                                Arthur H. Wilder
                                Chief Financial Officer, Secretary, and
                                Treasurer (Principal Financial Officer and
                                Principal Accounting Officer)

                                INDEX OF EXHIBITS

  EXHIBIT NO.

                                  DESCRIPTION

--------------      ------------------------------------------------------------
    27.1            Financial Data Schedule