Form 10-Q
period 2000-09-30
TCSI CORP
filed 2000-11-13
CIK 875315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------

                                       or

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                 1080 Marina Village Parkway, Alameda, CA 94501
                    (Address of principal executive offices)
                                   (Zip Code)

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



    23,144,219 shares of Common Stock of the Registrant were outstanding as of November 10, 2000.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of
           September 30, 2000 (UNAUDITED) and December 31, 1999                3

        Consolidated Statements of Operations for the three and nine
           months ended September 30, 2000 and 1999 (UNAUDITED)                4

        Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999 (UNAUDITED)           5

        Notes to Consolidated Financial Statements (UNAUDITED)                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           18

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

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                        2000              1999
                                                                   -------------------------------
                                                                    (UNAUDITED)
ASSETS
Current assets:

    Cash and equivalents                                             $ 23,487          $   8,788
    Marketable securities                                              12,158             22,926
    Receivables, net                                                    2,722             12,134
    Other receivables                                                     174                879
    Other current assets                                                1,344              1,314
                                                                   --------------   --------------
        Total current assets                                           39,885             46,041
Equipment, furniture and leasehold improvements, net                    6,330              8,457
Other assets                                                            3,134              3,665
                                                                   --------------   --------------
                  Total assets                                       $ 49,349          $  58,163
                                                                   ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                         $  2,027          $   3,449
    Accrued compensation and related costs                              3,055              3,157
    Deferred revenue                                                      229              1,029
    Income taxes payable                                                1,377              1,046
                                                                   --------------   --------------
        Total current liabilities                                       6,688              8,681

Shareholders' equity:
    Preferred shares, par value $0.01 per share; 5,000,000 shares authorized; none issued and outstanding
                                                                            -                  -
    Common shares,  par value $0.10 per share;  75,000,000  shares authorized;  23,144,219 and  22,686,724  shares issued and outstanding,  as of  September  30, 2000 and  December 31,
        1999, respectively                                              2,314              2,268
    Additional paid-in capital                                         52,594             51,265
    Accumulated other comprehensive income                                 17                 25
    Accumulated deficit                                               (12,264)            (4,076)
                                                                   --------------   --------------
        Total shareholders' equity                                     42,661             49,482
                                                                   --------------   --------------
                  Total liabilities and shareholders' equity         $ 49,349          $  58,163
                                                                   ==============   ==============



          See accompanying notes to consolidated financial statements.

                                         TCSI CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                     ------------------------      ------------------------
                                                        2000           1999           2000          1999
                                                     ---------      ---------      ---------      ---------
Revenues:
    Services                                         $  2,655       $  4,010       $  8,959       $ 18,643
    Software licensing fees                             1,193          3,276          5,675          8,867
                                                     ---------      ---------      ---------      ---------
          Total revenues                                3,848          7,286         14,634         27,510

Costs, expenses, and special items:

    Services                                            1,795          4,762          6,558         14,713
    Product development                                 1,863          3,070          7,433         10,932
    Selling, general and administrative                 3,443          4,795         10,175         12,402
    Nonrecurring special items                             --             --            364             --
                                                     ---------      ---------      ---------      ---------
          Total costs, expenses, and special            7,101         12,627         24,530         38,047
                                                     ---------      ---------      ---------      ---------

Loss from operations                                   (3,253)        (5,341)        (9,896)       (10,537)

Interest income and other income (expense), net           660            576          1,708          1,735
                                                     ---------      ---------      ---------      ---------
Loss before income tax provision                       (2,593)        (4,765)        (8,188)        (8,802)

Income tax provision                                       --             58             --            445
                                                     ---------      ---------      ---------      ---------
Net loss                                             $ (2,593)      $ (4,823)      $ (8,188)      $ (9,247)
                                                     =========      =========      =========      =========

Net loss per share-basic and diluted                 $  (0.11)      $  (0.21)      $  (0.36)      $  (0.41)
                                                     ---------      ---------      ---------      ---------
Shares used in computing net loss per share -
   basic and diluted                                   23,117         22,652         23,016         22,589
                                                     =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                                         TCSI CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       ----------------------------
                                                                          2000               1999
                                                                       ---------          ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $ (8,188)          $ (9,247)
     Adjustments to reconcile net loss to net cash provided by
         operating activities:
             Depreciation and amortization                                3,372              4,016
             Gain on disposal of fixed assets                               (10)              --
             Compensation expense related to grants of stock
              options and warrants                                           90               --
             Net changes in operating assets and liabilities:
                    Receivables, net                                      9,412             (1,933)
                    Other receivables                                       705               (812)
                    Other assets                                           (271)            (1,975)
                    Accounts payable and accrued liabilities              1,524)            (2,674)
                    Deferred revenue                                       (800)              (559)
                    Income taxes payable                                    331                527
                                                                       ---------          ---------
                Net cash provided by (used in) operating activities       3,117            (12,657)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment, furniture and leasehold improvement expenditures, net      (464)            (1,716)
     Purchases of marketable securities                                  (4,469)           (26,837)
     Redemptions and sales of marketable securities                      15,229             37,636
                                                                       ---------          ---------
                Net cash provided by investing activities                10,296              9,083

 CASH FLOWS FROM FINANCING ACTIVITY:
     Proceeds from issuance of common stock                               1,286                552
                                                                       ---------          ---------
                Net cash provided by investing activities                 1,286                552
 Effect of exchange rate changes on cash and equivalents                   --                 (264)
                                                                       ---------          ---------
 Net increase (decrease) in cash and equivalents                         14,699             (3,286)
 Cash and equivalents at the beginning of the period                      8,788             22,308
                                                                       ---------          ---------
 Cash and equivalents at the end of the period                         $ 23,487           $ 19,022
                                                                       =========          =========
 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
     Cash refunds received for income taxes, net                       $   (326)          $   (156)
                                                                       =========          =========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated interim financial statements of TCSI Corporation ("TCSI" or the "Company"), included herein, have been prepared on the same basis as the December 31, 1999 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Receivables consist of the following:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2000               1999
                                                 -------------      ------------
                                                         (IN THOUSANDS)

    Billed receivables                           $  3,130          $ 11,763
    Unbilled receivables                              451             1,579
    Allowance for doubtful accounts                  (859)           (1,208)
                                                 -------------      ------------
                                                 $  2,722          $ 12,134
                                                 =============      ============

NOTE 3 - EQUIPMENT, FURNITURE  AND LEASEHOLD IMPROVEMENTS, NET

        Equipment, furniture and leasehold improvements are stated at cost. Amortization is provided for leasehold improvements over the life of the lease utilizing the straight-line method. Straight-line depreciation is provided for equipment and furniture in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of three to five years.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

Equipment,   furniture  and  leasehold   improvement  balances  consist  of  the
following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2000              1999
                                                  -------------     ------------
                                                         (IN THOUSANDS)

Computer and lab equipment                         $ 19,994          $ 19,672
Furniture and fixtures                                4,253             4,206
Leasehold improvements                                7,090             6,995
                                                  -------------     ------------
                                                     31,337            30,873
Accumulated depreciation and amortization           (25,007)          (22,416)
                                                  -------------     ------------
                                                   $  6,330          $  8,457
                                                  =============     ============


NOTE 4 - INCOME TAXES

        Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of September 30, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

NOTE 5 - NET LOSS PER SHARE

Per Share Information

        Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of shares outstanding and dilutive common stock equivalents from the Company's stock option plans, calculated using the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share:

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                       ------------------       -------------------
                                                         2000       1999         2000        1999
                                                       --------    ------       -------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR
   Numerator for basic net loss per share               (2,593)     (4,823)     (8,188)     (9,247)
                                                       ========    ========    ========    ========

DENOMINATOR
  Denominator for basic net loss per share
     - weighted-average common shares                   23,117      22,652      23,016      22,589

  Effect of dilutive securities-employee stock
   options                                                   -           -           -           -
                                                       --------    --------    --------    --------
  Denominator for diluted net loss per share
                                                        23,117      22,652      23,016      22,589
                                                       ========    ========    ========    ========
  Net loss per share-basic and diluted                 $ (0.11)    $ (0.21)    $ (0.36)    $ (0.41)
                                                       ========    ========    ========    ========


        Since the Company had net losses during the three and nine months ended September 30, 2000, weighted-average common shares (with an exercise price less than the average market price of the Company's stock) were not included in the computations because their effect would be antidilutive.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE 6 - COMPREHENSIVE LOSS

        The following is a summary of comprehensive loss for the three and nine months ended September 30, 2000 and 1999, respectively:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                 -------------------        ------------------
                                                   2000       1999           2000       1999
                                                 -------    --------        ------    --------
                                                               (IN THOUSANDS)
Net loss                                        $(2,593)    $(4,823)       $(8,188)   $(9,247)
Translation gains                                     -           8              -         38
Unrealized losses on marketable securities          (39)       (313)            (8)      (302)
                                                --------    --------       --------   --------
Comprehensive loss                              $(2,632)    $(5,128)       $(8,196)   $(9,511)
                                                ========    ========       ========   ========

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

        The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. As a result, the Company's 2000 and 1999 quarterly results for the three and nine months ended September 30, have been adversely affected by delays in decisions to purchase software licenses and related services.

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

                                TCSI CORPORATION


RESULTS OF OPERATIONS

        REVENUES. The Company generates revenues from licensing its software products and providing related services to the telecom industry. Total revenues for the three months ended September 30, 2000 decreased 48% to $3.8 million, from $7.3 million for the comparable 1999 period. Total revenues for the nine months ended September 30, 2000 decreased 47% to $14.6 million, from $27.5 million for the comparable 1999 period. The decline in revenues was due to the completion of several major projects in 1999, which were not replaced during 2000.

        Revenues from services for the three months ended September 30, 2000 decreased 33% to $2.6 million, from $4.0 million for the comparable 1999 period. Revenues from services for the nine months ended September 30, 2000 decreased 52% to $8.9 million, from $18.6 million for the comparable 1999 period. The decreases resulted primarily from the completion of several major projects in 1999, which were not replaced during 2000. Revenue from software licensing fees for the three months ended September 30, 2000 decreased 64% to $1.2 million, from $3.3 million for the comparable 1999 period. The decrease resulted primarily from the inclusion of revenues for one-time licenses from primarily two customers in the third quarter of 1999. Revenue from software licensing fees for the nine months ended September 30, 2000 decreased 36% to $5.7 million, from $8.9 million for the comparable 1999 period. The decrease resulted primarily from the inclusion in the first and third quarters of 1999 of revenues for certain one-time licenses.

        Revenues outside of the United States accounted for 49% of the Company's total revenues for the three months ended September 30, 2000 compared to 62% for the comparable 1999 period. Revenues outside of the United States accounted for 57% of the Company's total revenues for the nine months ended September 30, 2000 compared to 67% for the comparable 1999 period. Revenues from the Asia-Pacific region for the three months ended September 30, 2000 decreased 50% to $0.7 million, from $1.4 million for the comparable 1999 period. Revenues from the Asia-Pacific region for the nine months ended September 30, 2000 decreased 54% to $4.3 million, from $9.4 million for the comparable 1999 period. Revenues from the Americas region for the three months ended September 30, 2000 decreased 27% to $1.9 million, from $2.6 million for the comparable 1999 period. Revenues from the Americas region for the nine months ended September 30, 2000 decreased 29% to $6.2 million, from $8.7 million for the comparable 1999 period. Revenues from the European region for the three months ended September 30, 2000 decreased 64% to $1.2 million, from $3.3 million for the comparable 1999 period. Revenues from the European region for the nine months ended September 30, 2000 decreased 56% to $4.1 million, from $9.4 million for the comparable 1999 period. The Company expects the geographical mix of revenues to vary from period to period as it responds to global buying habits and develops relationships with new and existing partners and channels.

        To date, a portion of revenues has been concentrated among a limited number of customers. Two customers accounted for more than 10% of the Company's revenue during the three months ended September 30, 2000, with Italtel and Zaffire, Inc. contributing 17% and 11% of total revenues, respectively. For the three and nine months ended September 30, 2000, the concentration of revenues from the Company's five largest customers was 55% and 56%, respectively, compared to 60% and 59%, for the comparable 1999 periods. The revenues from these customers represent many separate and distinct projects that are geographically dispersed throughout the world. (See "Certain Factors That May Affect Future Results and Market Price of Stock-Customer Concentration")

        COSTS OF SERVICES. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended September 30, 2000 decreased 63% to $1.8 million, from $4.8 million for the comparable 1999 period. Costs of services for the nine months ended September 30, 2000 decreased 55% to $6.6 million, from $14.7 million for the comparable 1999 period. The decrease in costs of services in 2000 is primarily due to reduced headcount and related expenses. As a percentage of service revenues, costs of services for the three months ended September 30, 2000 were 68% of service revenues compared to 119% for the comparable 1999 period. As a percentage of service revenues, costs of services for the nine months ended September 30, 2000 were 73% of service revenues compared to

                                TCSI CORPORATION


79% for the comparable 1999 period. The decrease in the cost of service percentages in the current year periods compared to the comparable prior year perods is mainly attributable to the Company's cost reduction efforts in 2000. The cost of service percentage may remain at or increase from the third quarter 2000 level until existing and future customers increase their development efforts.

        PRODUCT DEVELOPMENT. Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization of intangibles. For the three months ended September 30, 2000, the Company invested $1.9 million, or 48% of revenues, in internally funded product development compared to $3.1 million, or 42% of revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company invested $7.4 million, or 51% of revenues, in internally funded product development compared to $10.9 million, or 40% of revenues for the nine months ended September 30, 1999. The decrease in product development expenses in 2000 is due to the Company's expense reduction efforts, including reductions in employee headcount and related costs. The Company expects to continue to invest in its new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance and administrative personnel, along with the other administrative costs including recruiting, legal and accounting fees, insurance and bad debt expense. Selling, general and administrative expenses for the three months ended September 30, 2000 decreased 29% to $3.4 million, from $4.8 million for the comparable 1999 period. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased 18% to $10.2 million, from $12.4 million for the comparable 1999 period. The decrease in such expenses in 2000 is primarily due to reductions in employee headcount and related costs and lower rent expense resulting primarily from the consolidation of the Company's operations. Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2000 were 89% of revenues, compared to 66% of revenues for the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2000 were 70% of revenues, compared to 45% of revenues for the comparable 1999 period. The increase in selling, general and administrative expenses as a percentage of revenues in 2000 resulted primarily from the reduction of such costs at a rate less than that of the reduction in revenues.

        NONRECURRING SPECIAL ITEMS. For the three months ended September 30, 2000, the Company did not record any nonrecurring special items. For the nine months ended September 30, 2000, $0.4 million of nonrecurring special charges were recorded and were related primarily to severance costs associated with the Company's reorganization of its operations.

        INCOME TAX PROVISION. Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of September 30, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

        Net cash provided by operating activities was $3.1 million for the nine months ended September 30, 2000 compared to net cash used in operating activities of $12.7 million for the comparable 1999 period. The increase in cash provided by operations was primarily the result of the increased collection of outstanding accounts receivable, partially offset by a reduction in accounts payable and accrued liabilities.

                                TCSI CORPORATION


INVESTING ACTIVITIES

        Net cash provided by investing activities was $10.3 million for the nine months ended September 30, 2000 compared to net cash provided by investing activities of $9.1 million for the comparable 1999 period. During the nine months ended September 30, 2000, the purchases of marketable securities were $4.5 million, compared to $26.8 million of marketable securities for the comparable 1999 period and the redemptions and sales of marketable securities during the nine months ended September 30, 2000 were $15.2 million compared to $37.6 million of marketable securities for the comparable 1999 period.

FINANCING ACTIVITIES

        Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2000 compared to $0.6 million for the comparable 1999 period. The increase was primarily the result of increased stock option exercises and stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), which is a function of market conditions and investment decisions made by employees. The proceeds from stock option exercises and ESPP purchases for the nine months ended September 30, 2000 were $1.0 million and $0.3 million, respectively.

ADDITIONAL INFORMATION ON LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, the Company had cash and equivalents and marketable securities of $35.6 million, a $3.9 million, or 12% increase, from December 31, 1999. The Company believes that existing cash balances (including equivalents and marketable securities), together with other potential sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

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

                                TCSI CORPORATION


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

INTERNATIONAL SALES

        To date, a significant portion of the Company's revenues has been generated outside of the United States. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance that the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

                                TCSI CORPORATION


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

        TCSI's competitors include Dorado Software, Objective Systems Integrators, AdventNet and Lumos for the Catalant product line, and AceComm, AP Engines, Comptel, Openet Telecom and Xacct for the WorldWin product line. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation, and product features such as scalability, interoperability, functionality, customizability, and ease of use.

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

DEPENDENCE ON KEY PERSONNEL

        The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in its executive management. For example, the vacant position, created by the resignation, in December 1999, of the President and Chief Executive Officer, was filled in August, 2000 by the hiring of Yasushi Furukawa as the Company's new President and Chief Executive Officer. In addition, in October, 2000, Arthur H.

                                TCSI CORPORATION


Wilder resigned as Chief Financial Officer, Secretary, and Treasurer and Ellen Ahearn was promoted to Vice President - Finance and Administration, Secretary, and Treasurer. Competition for the hiring of personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

YEAR 2000 COMPLIANCE

        The Company has experienced no disruptions in its information systems or products for the nine months ended September 30, 2000, and believes those systems and products successfully responded to the Year 2000 date change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. As of September 30, 2000, the Company's cash and investment portfolio includes only fixed-income securities. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

                                TCSI CORPORATION


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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

EXHIBIT NO.      DESCRIPTION

     10.36       Arrangement for Employment with President and Chief Executive
                   Officer, dated August 7, 2000
     10.37       Arrangements with Executive Officer, Separation Agreement and
                   Release, dated October 6, 2000
     27.1        Financial Data Schedule

See Exhibit Index on page 21.

(b)     Reports on Form 8-K.

        During the quarter ended September 30, 2000, the Company filed a current report on Form 8-K, dated August 21, 2000, reporting the appointment of Yasushi Furukawa as President and Chief Executive Officer of the Company, and a member of its Board of Directors. Mr. Furukawa replaced Norman E. Friedmann, Ph.D., who served as interim President and Chief Executive Officer since December, 1999.

        On October 19, 2000, the Company filed a current report on Form 8-K, dated October 17, 2000, reporting both the resignation of Arthur H. Wilder as Chief Financial Officer, Secretary, and Treasurer of the Company, and the promotion of Ellen Ahearn to Vice President - Finance and Administration, Secretary, and Treasurer.

                                TCSI CORPORATION


SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2000.

                                 TCSI CORPORATION
                                 (Registrant)


                                 By   /S/ ELLEN AHEARN
                                 ---------------------
                                 Ellen Ahearn
                                 Vice President - Finance and Administration,
                                 Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

                                TCSI CORPORATION

                                INDEX OF EXHIBITS

 EXHIBIT NO.                             DESCRIPTION
 -----------      -------------------------------------------------------------
       10.36      Arrangement for Employment with President and Chief Executive
                  Officer, dated August 7, 2000.
       10.37      Arrangements with Executive Officer, Separation Agreement and
                  Release, dated October 6, 2000.
       27.1       Financial Data Schedule