Form 10-K
period 2000-12-31
TCSI CORP
filed 2001-03-29
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000, or


       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                     0-19377
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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 9, 2001 was approximately $26.1 million.

     The number of shares outstanding of the registrant's common stock, $0.10 par value, as of March 9, 2001 was 23,205,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 2001 Annual Meeting of Shareholders to be held on May 10, 2001, are incorporated by reference into Part III of this report.

                                TCSI CORPORATION

                                Table of Contents


                                                                           Page

                                     PART I

Item 1.           Business                                                   1

Item 2.           Properties                                                 8

Item 3.           Legal Proceedings                                          8

Item 4.           Submission of Matters to a Vote of Security Holders        8

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Shareholder Matters                                        9

Item 6.           Selected Consolidated Financial Data                      10

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       11

Item 7A.          Qualitative and Quantitative Disclosures About Market
                  Risk                                                      24

Item 8.           Financial Statements and Supplementary Data               24

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       24

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant        25

Item 11.          Executive Compensation                                    25

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                            25

Item 13.          Certain Relationships and Related Transactions            25

                                     PART IV

Item 14.          Exhibits, Consolidated Financial Statement Schedules,
                  and Reports on Form 8-K                                   26

                                     PART I

Item 1. Business

     All statements contained in this Form 10-K that are not statements of historical facts constitute "forward-looking statements" and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our expectations regarding the results of our operations, the development and direction of the Company's product strategy, expectations regarding new services and product offerings, future customers and future business strategies. Any one or more of our expectations may not be realized. Although TCSI Corporation believes that the expectations reflected in its forward-looking statements are reasonable, such forward-looking statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Certain Factors That May Affect Future Results and Market Price of Stock"
section in Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." TCSI Corporation urges you to consider all such factors. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company

     TCSI Corporation ("TCSI" or "the Company") is a leading provider of software products and services for the global telecommunications ("telecom") industry. TCSI's solutions enable telecom service providers, equipment manufacturers and systems integrators to rapidly deploy and manage network infrastructure and services.

     TCSI's operations have historically focused on delivering custom software solutions for the telecommunications industry, which resulted in projects which were large and non-recurring. During the second half of the 1990's, as the needs of the telecom industry changed, and our customers began to seek simplified, off-the-shelf solutions, the demand for the customized solutions that TCSI had been offering lessened. TCSI then embarked on a strategy to recast its service and product offerings and to capitalize on the emerging market for "plug-and-play" software. That strategy has not proven as successful as originally anticipated. TCSI's new focus will be on delivering pre-built software solutions and platforms designed for rapid integration and deployment into high-growth, high-margin communications sectors.

     TCSI was organized in 1983 as a Nevada corporation and is headquartered in Alameda, California. The Company has offices throughout the United States and in Europe and the Pacific Rim. TCSI's software provides solutions to many of the world's leading telecom companies, including Cable and Wireless, GTE and Shanghai Telecom in China. The Company's software is also incorporated into telecom equipment systems provided by equipment manufacturers, including 3Com, NEC and Motorola.

Industry Background

     The worldwide telecom industry in the last several years has undergone a significant transformation. Global deregulation and privatization and the advent of the Internet have resulted in intense intra-industry, cross-industry and geographic competition in providing telecommunications services. Long distance and local service providers compete in each other's markets. Wireless service providers, cable television operators and utilities are leveraging their existing infrastructures to provide voice, video and data transmission services. In addition, independent service providers continue to lease transmission facilities from long distance carriers, local telephone companies, wholesale carriers and emerging network providers to provide competing voice, video and data services. At the same time, the complexity and size of public networks have increased. The emergence of the Internet, intranets, extranets and telecommuting, as well as numerous new telecom services such as high-speed data services, video teleconferencing and unified messaging have increased demand for bandwidth, reliability, data integrity and security.

     In  this  dynamic  environment,  service  providers  are  being  forced  to differentiate themselves on the basis of price, responsiveness, services offered, reliability and security. To meet increased demands and remain competitive in this dynamic environment, traditional telecom service providers must upgrade existing circuit-based public networks. In addition, these providers along with new competitors are deploying new packet-based networks that provide increased functionality, reliability and secure services. Upgrading and deploying new telecom networks and services requires the integration of diverse transmission media and protocols, network equipment, network operations platforms and network management systems. Moreover, the competitive environment requires more effective network management, such as detection of and automatic response to fault indications, remote configuration of networks and equipment, automation of accounting and billing functions, optimization of network performance and improvement of security. Network management systems must interoperate seamlessly among service providers and interface with customer network management systems.

     Until recently, most telecom service providers managed their networks exclusively with mainframe-based proprietary systems written in early generation programming languages. While these systems are tightly integrated and can provide operating efficiencies within a single network, they are expensive to develop, operate and maintain, and often require a large, specialized and expensive technical organization. In addition, because these legacy systems are not based on a common standard, the provisioning and management of end-to-end services across telecom service providers is more difficult, and the equipment choices of service providers are limited to vendors who conform to the provider's standard. Furthermore, because these systems are proprietary and are based on earlier-generation programming languages, they generally do not easily scale, usually require substantial development effort for new functionality and services, and are often incompatible with the additional software and hardware service providers require to upgrade networks.

     The need to provide services more rapidly, operate networks at peak efficiency and do both with fewer people is forcing new approaches in the software systems used by service providers. New services and network infrastructure remain the chief vehicles that telecom service providers have to differentiate themselves from their competition. The impact of new services, particularly those that use the Internet, has strained the current communications infrastructure and created a demand for greater capacity. In response, service providers have been implementing new technologies to augment or replace their traditional copper wireline infrastructure with networks that use fiber optics, hybrid fiber-coax cable, radio frequency signals, or satellite transmission. They are implementing a variety of new technologies so they can offer greater bandwidth and higher-quality services. In conjunction with these changes, providers are increasingly turning to new, state-of-the-art Operations Support Systems ("OSS's") to replace their legacy OSS's or to develop the means to rapidly integrate the transmission of data between the network and support OSS's between OSS's themselves, or a derivative of the above in order to expedite service fulfillment to their customer base.

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

Next Generation Network Management Requirements

     Competition among existing and new telecom service providers, the proliferation of new communications services, and pressure to provide new services quickly and cost-effectively has placed increased demands on telecom service providers and equipment manufacturers. These demands have resulted in the following network management requirements:

     o Focus on service management. Historically, a telecom company's discrete network components and the broader network have been managed separately from service activation and assurance of specific services to the handling of billing, customer service and other administrative tasks. The introduction of a new service affects all components of an operator's infrastructure. For example, a customer desiring a new circuit requires a network operator to process the order and activate the service by providing special instructions to the appropriate network components (service provisioning), monitor the network and respond to traffic bottlenecks and unexpected service interruptions or failures (service assurance) and update billing, accounting, and marketing databases (customer care). In response to increased competition, there is a greater need to rapidly introduce new services and respond to customer service requests. There is also an increased need to tighten the link between a telecom network's technology components and service management (and ultimately the customer). As a result, new network software implementation will increasingly address specific business processes and customer service requirements rather than network technology requirements. The implication to software and hardware vendors is the need to offer systems with proven technical and business viability. Further, technology decisions by telecom service providers are increasingly being led by marketing personnel, and include input from various business functional areas throughout such companies. As service providers focus more on customer care, there will be a need for network systems designed to provide management more meaningful information with automated links from the customer support processes to the network and equipment management processes.

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

     o Rapid delivery of new systems. Because of the intense competition to acquire new customers, service providers no longer have the luxury to undertake complex long-term network management projects. Instead, they are keen to acquire OSS solutions that can be integrated quickly into their existing environment and offer a quick solution to a specific problem. Consequently, software products that can be rapidly integrated with other complementary products are in greater demand than standalone software that requires a longer time to implement and integrate.

Products and Services

     TCSI's products and services meet only some of the requirements for the next generation network management as described above. A snapshot of today's products reveals several opportunities for improvement, which are fast becoming the areas of focus for the Company.

     Traditionally, TCSI's older products have been used along with its professional services capabilities to offer custom solutions to service providers. The newer products described below offer more complete solutions out-of-the-box compared to their predecessors and constitute the first step for the Company to meet the requirements of next generation network management. The Company plans to launch several new products in order to meet the new requirements of the market.

     In the fourth quarter of 2000, TCSI transitioned away from new sales of the WorldWin product that was acquired as part of the acquisition of GTE's Network Management Organization ("GTE-NMO"). It was the Company's experience that the new economy telecom businesses required a less complex and more easily manageable software solution than was offered by WorldWin, and historical results of this product line supported this assertion. Based upon these results and a five year forecast which showed cash outflows exceeding inflows from WorldWin sales, in the fourth quarter of 2000, the Company wrote-off the remaining unamortized balance of the intangible assets and goodwill associated with the acquisition of the net assets of GTE-NMO.

Catalant(R)

     Catalant is the Company's product line for element and network management applications. It is based on advanced component and object-oriented software technologies, and provides carrier-class performance, scalability and reliability. Catalant products are marketed and sold to the following classes of customers: (1) equipment manufacturers to develop management solutions bundled with their hardware products, (2) service providers as configured network management solutions and (3) systems integrators as a platform to develop custom OSS solutions. The Catalant product line contains products that can be sold separately or in combination with each other.

     The Catalant product line provides customers the ability to rapidly configure and deploy sophisticated management solutions, rapidly customize application functionality, easily customize software using programming languages or scripting, as well as pre-built functionality tuned to managing next generation networks and carrier-class scalability and performance.

IncomeConnect(R)

     On a going-forward basis, the Company will focus on two products: Catalant and IncomeConnect. IncomeConnect is a billing data mediation product which either centrally, or in distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. Once collected from the network, IncomeConnect employs user-defined rules to filter, format and augment the data received, which is then sent downstream for distribution to billing systems, data warehouses and other OSSs concerned with usage data.

Services

    TCSI also provides implementation services to its customers to enable them to deploy its products. These services may involve the integration with legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop and deploy the software necessary to meet its customers' business and operational requirements. TCSI has extensive experience in developing and implementing solutions for the telecom industry, in general, and network and element management solutions, in particular. The Company engages in careful planning of the development and deployment phases, a formal development process and rules or conventions that govern every phase of framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management and distributed systems deployment; and the Company's solutions rely heavily on its products.

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

     As part of its software licensing agreements, the Company offers software maintenance contracts to its customers. The maintenance contract entitles customers to telephone support, product maintenance and upgrades to minor product releases. Substantially all licensees of the Company's software products during the year ended December 31, 2000 were covered by a software maintenance contract.

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

     The Company sometimes also uses other sales channels to augment its product sales. Such channels have included sales representatives, distributors, and equipment manufacturers and systems integrators. Management believes that new sales channels are an important part of the Company's growth strategy, as they will provide the Company with access to important new customers and geographic markets. Further, as the Company continues to make enhancements to its products, management believes that the Company's products will be more attractive to third-party developers and resellers.

     Fiscal year 2000 was a trying year for the sales and marketing departments of the Company. TCSI continued to experience transition pains from changing its services-oriented business model to a products-oriented business model. During the period, the Company experienced a significant turnover in sales and marketing personnel. This transition is still on going and will take several more quarters to complete. There cannot be any assurance that such a transition will indeed be successful.

    Rebuilding of the marketing department started at the very end of the year. The Company is now establishing a centralized marketing department based in Alameda responsible for product management, business development, partnerships and alliances as well as market and industry communications. Rebuilding of the sales department is on going as well. The Company plans to continue to staff key positions with well-known industry players and provide them the necessary tools and freedom to pull together a world-class business organization.

Customers

     The Company licenses its products to customers around the world. In 2000, the Company's two product lines were Catalant and WorldWin. In the fourth quarter of 2000, TCSI transitioned away from new sales of the WorldWin product. The following chart reflects some of the Company's major 2000 customers:

     Catalant                                              WorldWin
     --------                                              --------
     3Com                                                  Access Point
     Motorola                                              Cable & Wireless
     NEC                                                   CompleTel
     Shanghai Telecom                                      GTE
     Tundo                                                 Maxis

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 2000, 1999 and 1998, revenues from the Company's five largest customers in aggregate represented 57%, 60%, and 74% of revenues, respectively. In 2000, 1999 and 1998 one customer with multiple contracts, NEC Corporation, represented approximately 23%, 30% and 43% of total revenues, respectively. In 2000, Italtel represented approximately 13% of total revenues, and in 1998, Lucent Technologies represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration.

     The Company earns a significant portion of revenues from outside the United States. Revenues from foreign customers accounted for approximately 60%, 70%, and 70% of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods.

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

     The Catalant product competes in the equipment manufacturer and service provider markets, providing solutions for next generation telecom applications and platforms, while the IncomeConnect product competes in the emerging service provider market, providing integrated OSS and billing data mediation solutions. The Company competes with numerous vendors in each product category. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     TCSI's competitors include Dorado Systems, Objective Systems Integrators, AdventNet, Lumos and MicroMuse for the Catalant product and Openet, Computer Generation, Inc, and Comptel for the IncomeConnect product. Hardly any of the Company's competitors compete across both TCSI's product lines. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

     The Company also faces competition in each of the three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. The Company's Catalant and IncomeConnect product lines enable the Company to provide its customers with development environments and turnkey applications, as well as custom services. Because certain of the Company's competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Other Company Information

Backlog

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a three-to-nine month period.
Backlog  for the  Company's  products  and  services  represents  an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees and maintenance and support fees. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. There can be no assurance that TCSI's customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. At December 31, 2000, the Company's backlog amounted to approximately $5.8 million compared to approximately $9.5 million at December 31, 1999. The decline in backlog from 1999 to 2000 is attributable to a decline in bookings, the lengthy sales cycle associated with the Company's products, and the completion of several large projects without additional follow-on work. The Company estimates that approximately $2.3 million of the backlog at December 31, 2000 is not expected to be realized in year 2001.

Employees

     As of February 28, 2001, the Company had 134 employees, of which approximately 61% were professional engineering staff. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's employee relations are good.

     The Company's future growth and success will depend to a significant extent on its ability to continue to recruit and assimilate skilled engineers, managers, and other personnel. The Company's future success will also depend on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in its executive management. For example, in August, 2000, Yasushi Furukawa joined the Company as President and Chief Executive Officer. In addition, in October, 2000, Arthur H. Wilder resigned as Chief Financial Officer, Secretary, and Treasurer and Ellen Ahearn was promoted to Vice President - Finance and Administration, Secretary, and Treasurer. In March, 2001, Ellen Ahearn resigned as Vice President - Finance and Administration, Secretary, and Treasurer and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in November, 2000, the Company filled the position of Vice President of Global Marketing, and in March, 2001, the positions of Vice President of Global Sales and Vice President of Engineering were also filled. Competition for qualified personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The complex nature of the networks of the Company's customers requires that the Company recruit and hire personnel with expertise in and a broad understanding of the industries in which the Company's customers compete. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

Executive Officers of the Company

    The Company's executive officers, at March 30, 2001, are:

Name                     Age    Position

Yasushi  Furukawa         37    President and Chief Executive Officer
Kenneth E. Elmer          48    Chief Financial Officer, Secretary and Treasurer
Ira Rotenberg             40    Chief Solutions Officer
Peter Buckner             42    Chief  Technology Officer
James Storey              40    Chief Scientist

     Yasushi Furukawa was hired as President and Chief Executive Officer of the Company in August, 2000. Prior to joining TCSI, Mr. Furukawa was President, Chief Executive Officer and Founder of USAsiaCom, Inc. From 1989 to 1996, Mr. Furukawa was Executive Vice President of JBTV International, Inc. Mr. Furukawa holds a Bachelor of Arts degree in Communications from Nihon University.

     Kenneth E. Elmer joined TCSI in March, 2001. Prior to joining TCSI, Mr. Elmer was the Vice President of Finance and Administration at Xpede, Inc., which he joined in 1999. From 1998 to 1999, Mr. Elmer was Vice President, Chief Financial Officer at The MapFactory and from 1997 to 1998, Mr. Elmer held the position of Schwab Institutional Senior Vice President - Finance and Administration at The Charles Schwab Corporation. Prior to that, from 1994 to 1997, Mr. Elmer was the Chief Financial Officer at Pacific Bell Mobile Services. Mr. Elmer holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

     Ira Rotenberg joined TCSI in July, 1991. Prior to joining TCSI, Mr. Rotenberg was Development Manager at the research and development subsidiary of Nortel (Bell-Northern Research). Mr. Rotenberg holds a Bachelor of Applied Science degree and a Master of Applied Science degree in Industrial Engineering from the University of Toronto in Toronto, Canada.

     Peter Buckner joined TCSI in October, 1985. Prior to joining TCSI, Mr. Buckner held an engineering position with AT&T Bell Laboratories. Mr. Buckner holds a Master of Science degree in Computer Science from Stanford University and a Bachelor of Arts degree in Economics from Williams College in Williamstown, Massachusetts.

     Dr. James Storey joined TCSI in November, 1986. Prior to joining TCSI, Dr. Storey was a graduate student at Stanford University. Dr. Storey holds a Doctor of Philosophy degree in Electrical Engineering and a Master of Science degree in Electrical Engineering from Stanford University in Stanford, California and a Bachelor of Science degree in Electrical Engineering from Cornell University in Ithaca, New York.

Item 2.  Properties

     The Company's principal administrative, sales and marketing, customer support and product development facilities are located in Alameda, California. In addition, the Company leases sales offices in Newmarket, United Kingdom; Tokyo, Japan; Shanghai; Raleigh, North Carolina and a product development facility in Bothell, Washington ("Bothell"). The Company executed a sublease agreement in Shanghai effective March 15, 2001. The Company executed a lease agreement for a new facility in Bothell and relocated its Bothell operations in May of 2000. In addition, the Company's San Jose, California operations were consolidated with the Alameda facility upon the expiration, in November 1999, of the lease for the San Jose office. The Company currently has approximately 113,000 square feet of leased facilities. The Company's leases have various terms, expiring at different times through the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.


Item 3.  Legal Proceedings


     None.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

     The common stock of the Company ("Common Stock") commenced trading on The Nasdaq National Market under the symbol "TCSI" in July 1991. The following table sets forth the high and low closing sale prices of the Common Stock for the periods indicated, as reported by The Nasdaq National Market:

                                                      High       Low
                                                      ----       ---
1999
First quarter..................................     $2.84       $1.59
Second quarter.................................      3.13        1.72
Third quarter..................................      2.69        1.51
Fourth quarter.................................      3.39        1.25

2000
First quarter..................................     $7.00       $2.31
Second quarter.................................      3.44        1.75
Third quarter..................................      2.13        1.53
Fourth quarter.................................      1.75        0.75

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

     As of March 9, 2001, the number of shareholders of record of the Company's Common Stock was 146 and the number of beneficial shareholders was approximately 9,800. The Company has declared no cash dividends on its Common Stock since the Company's initial public offering. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

    The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                        Years Ended December 31,
                                                                       --------------------------------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                       --------    --------    --------    --------    --------
                                                                                  (in thousands, except per share data)
          Consolidated Statements of Operations Data:
          Revenues:
            Services ...............................................   $ 11,565    $ 22,269    $ 31,560    $ 33,970    $ 42,733
            Software licensing fees ................................      7,336      10,497      10,760       5,608      10,230
                                                                       --------    --------    --------    --------    --------
               Total services and licensing fees ...................     18,901      32,766      42,320      39,578      52,963
            Equipment, non-telecom .................................       --          --          --          --         7,270
                                                                       --------    --------    --------    --------    --------
               Total revenues ......................................     18,901      32,766      42,320      39,578      60,233
          Costs, expenses, and special items:
            Services ...............................................      8,525      20,154      20,297      21,071      28,773
            Equipment, non-telecom .................................       --          --          --          --         6,810
            Product development ....................................      9,317      14,351      12,311       5,932       6,642
            Selling, general, and administrative ...................     13,771      17,137      16,164      18,563      25,010
            Write-off of in-process technology acquired ............       --          --           831        --          --
            Nonrecurring special items, net ........................      1,869       1,528        (550)      1,088      (4,587)
                                                                       --------    --------    --------    --------    --------
          Total costs, expenses, and special items .................     33,482      53,170      49,053      46,654      62,648
                                                                       --------    --------    --------    --------    --------
          Loss from operations .....................................    (14,581)    (20,404)     (6,733)     (7,076)     (2,415)
          Gain on sale of investment in common stock ...............       --          --          --          --           585
          Interest income and other income (expense), net ..........      1,930       1,974       3,266       3,104       2,276
                                                                       --------    --------    --------    --------    --------
          Income (loss) before income tax provision (benefit) ......    (12,651)    (18,430)     (3,467)     (3,972)        446
          Income tax provision (benefit) ...........................       (296)      4,052       1,054      (1,350)        152
                                                                       --------    --------    --------    --------    --------
          Net income (loss) ........................................   $(12,355)   $(22,482)   $ (4,521)   $ (2,622)   $    294
                                                                       ========    ========    ========    ========    ========
          Earnings (loss) per share - basic ........................   $  (0.54)   $  (0.99)   $  (0.20)   $  (0.12)   $   0.01
                                                                       ========    ========    ========    ========    ========
          Shares used in computing earnings (loss) per share - basic     23,048      22,614      22,349      21,638      20,515
                                                                       ========    ========    ========    ========    ========
          Earnings (loss) per share - diluted ......................   $  (0.54)   $  (0.99)   $  (0.20)   $  (0.12)   $   0.01
                                                                       ========    ========    ========    ========    ========
          Shares used in computing earnings (loss) per share -
          diluted ..................................................     23,048      22,614      22,349      21,638      21,542
                                                                       ========    ========    ========    ========    ========
                                                                                               December 31,
                                                                       --------------------------------------------------------
                                                                         2000        1999        1998        1997        1996
                                                                       --------    --------    --------    --------    --------
                                                                                             (in thousands)
Consolidated Balance Sheet Data:
     Cash and equivalents and marketable securities ................   $ 33,409    $ 31,714    $ 48,983    $ 55,467    $ 52,607
     Working capital ...............................................     31,910      37,360      48,071      59,358      50,717
     Total assets ..................................................     46,313      58,163      80,829      84,231      88,133
     Total shareholders' equity ....................................     38,558      49,482      71,144      74,148      73,610

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

     Overview

     TCSI currently operates in one industry, which is providing integrated software products and services for the global telecom industry. Historically, the Company's two product lines were: (1) Catalant(R), which offered carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offered integrated Operations Support System solutions, including providing service assurance, mediation and billing functionality for emerging service providers. On a going-forward basis, the Company will focus on the following two products: (1) Catalant and (2) IncomeConnect(R), a billing data mediation product which either centrally, or in distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements.

     The Company provides services to customers under time-and-material and fixed price contracts. The Company recognizes revenues under time-and-material-type contracts as the services are performed. This includes maintenance revenue, which the Company recognizes ratably over the terms of the maintenance contracts, which are usually based upon a twelve-month period. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred, as measured by labor hours, in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has periodically reduced its accounts receivable when such disputes could not be amicably resolved and may do so in the future. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. In this regard, the consistency of the Company's 2000 and 1999 quarterly results have been adversely affected by delays in the purchase of software licenses and related services.

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

Results of Operations

     The  following  table  sets  forth  selected   consolidated   statement  of
operations data as a percentage of revenues for each of the following years ended December 31:

                                                                                     2000              1999              1998
                                                                                     ----              ----              ----
     Revenues:
       Services .........................................................              61%               68%               75%
       Software licensing fees ..........................................              39                32                25
                                                                                     ----              ----              ----
          Total revenues ................................................             100               100               100

     Costs, expenses, and special items:
       Services (1) .....................................................              45                62                48
       Product development ..............................................              49                44                29
       Selling, general, and administrative (1) .........................              73                52                38
       Write-off of in-process technology acquired ......................            --                --                   2
       Nonrecurring special items, net (1) (2) ..........................              10                 5                (1)
                                                                                     ----              ----              ----
     Loss from operations ...............................................             (77)              (62)              (16)
     Interest income and other income (expense), net ....................              10                 6                 8
                                                                                     ----              ----              ----
     Loss before income tax provision (benefit) .........................             (67)              (56)               (8)
     Income tax provision (benefit) (1) .................................              (2)               12                 3
                                                                                     ----              ----              ----
     Net loss ...........................................................             (65)%             (68)%             (11)%
                                                                                     ====              ====              ====

(1) Includes charges recorded in 1999 related to (i) the write-off of prepaid RTS license fees, (ii) an employee incentive plan, (iii) reorganization and consolidation costs and (iv) the establishment of a valuation allowance against deferred tax assets, respectively. Such charges totaled $7.3 million.

(2) Includes charges recorded in 2000 related to the write-off of the intangible assets and goodwill related to the acquisition of GTE-NMO due to impairment and severance costs resulting from reorganization. Such charges totaled $1.9 million.

Revenues

     The Company generates revenues from the sale of its software products and related services to the telecom industry. In 2000, services represented 61% and software licensing fees represented 39% of total revenues. In 1999, services represented 68 % and software licensing fees represented 32 % of total revenues. In 1998, services represented 75% and software licensing fees represented 25 % of total revenues.

For the following years ended December 31, the revenue breakdown is as follows:

                                               2000      1999      1998
                                             -------   -------   -------
                                                    (in thousands)
Total revenues:
  Services ...............................   $11,565   $22,269   $31,560
  Software licensing fees ................     7,336    10,497    10,760
                                             -------   -------   -------
       Totals ............................   $18,901   $32,766   $42,320
                                             =======   =======   =======

     Total revenues decreased 42 % in 2000 to $18.9 million from $32.8 million in 1999. Total revenues decreased 23% in 1999 from $42.3 million in 1998. The decrease in total revenues in 2000 compared to 1999 was the result of declines in service and software licensing fees, and the decrease in total revenues in 1999 compared to 1998 was the result of a decline in service revenues. Both are discussed in greater detail in the following two paragraphs.

     Total revenues from services for 2000 decreased 48% to $11.6 million from $22.3 million. The decrease in service revenues was primarily the result of the completion of several major projects in 1999, which were not replaced during 2000. Total revenues from services for 1999 decreased 29% to $22.3 million from $31.6 million in 1998. The decrease in service revenues was primarily the result of the completion of several major projects during 1999 and a decline in follow-on work from existing customers.

     Total revenues from software licensing fees for 2000 decreased 30% to $7.3 million from $10.5 million. The decrease in software licensing fees was primarily the result of the inclusion in the first and third quarters of 1999 of revenues for certain one-time licenses. Total software licensing revenues for 1999 of $10.5 million approximated licensing revenues of $10.8 million in 1998. The Company expects software licensing revenues to continue to vary on a quarterly and annual basis.

     For the following years ended December 31, revenues by geographic location are summarized below:

                                               2000      1999      1998
                                             -------   -------   -------
                                                   (in millions)
Revenues:
  The Americas ...........................   $   7.5   $   9.9   $  12.6
  Asia-Pacific ...........................       6.2      12.0      22.4
  Europe .................................       5.2      10.9       7.3
                                             -------   -------   -------
                                             $  18.9   $  32.8   $  42.3
                                             =======   =======   =======

     Revenues from the Americas decreased 24% to $7.5 million in 2000 from $9.9 million in 1999. The decrease was due to the decline in professional services work in 2000 for one major customer and to the inclusion in the first quarter of 1999 of revenues for certain one-time licenses. Revenues from the Americas decreased 21% to $9.9 million in 1999 from $12.6 million in 1998. The decrease was due to the completion of several major projects in 1998 and a lack of follow-on work. In 2000, revenue from the Asia-Pacific region decreased 48% to $6.2 million from $12.0 million in 1999. The decrease was due to the completion of several phases of one major project at the end of 1999. In 1999, revenue from the Asia-Pacific region decreased 46% to $12.0 million from $22.4 million in 1998. The decrease was due to the completion of several large projects in 1998. In 2000, revenue from Europe decreased 52% to $5.2 million from $10.9 million in 1999. The decrease was due to the completion of two major projects in 1999, without follow-on work in 2000. In 1999, revenue from Europe increased 49% to $10.9 million from $7.3 million in 1998. This increase relates primarily to sales through a channel partner in Europe in 1999. The Company generally realizes services revenues involving design, development, testing, and deployment over a twelve-to-eighteen month period. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods.

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 2000, 1999 and 1998, revenues from the Company's five largest customers in aggregate represented 57%, 60%, and 74% of total revenues, respectively. In 2000, 1999 and 1998 one customer with multiple contracts, NEC Corporation, represented approximately 23%, 30% and 43% of total revenues, respectively. In 2000, Italtel represented approximately 13% of total revenues, and in 1998, Lucent Technologies represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods.

Costs of Services

     The Company incurs direct costs for the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support and depreciation and amortization of intangibles. Costs of services declined 58% to $8.5 million in 2000 from $20.2 million in 1999. The decrease in costs of services in 2000 was primarily due to reduced headcount and related expenses in the current year and to an adjustment of $1 million in 1999, related to the write-off of license fees prepaid to a third party. Costs of services of $20.2 million in 1999 approximated the $20.3 million in 1998. As a percentage of service revenues, cost of services were 74%, 91%, and 64% for 2000, 1999, and 1998, respectively. The cost of service percentage for 2000 decreased compared to 1999 due to service revenues declining 48% from 1999 levels along with a corresponding decrease in direct costs of 58% from 1999. The cost of service percentage for 1999 increased compared to 1998 due to service revenues declining 29% from 1998 levels without a corresponding decrease in direct costs and a $1 million write-off, in 1999, of license fees prepaid to a third-party. The cost of service percentage may remain at or be reduced from 2000 levels until existing and future customers ramp up their development efforts.

Product Development

     Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation.

     The Company invested $9.3 million, or 49% of total revenues, in internally funded product development in 2000 compared to $14.4 million, or 44% of total revenues, in internally-funded product development in 1999. In 1998, the Company invested $12.3 million, or 29% of total revenues, in internally-funded product development. During 2000, product development spending decreased 35% compared to 1999 due primarily to the Company's expense reduction efforts, including reductions in employee headcount and related costs. During 1999, product development spending increased 17% compared to 1998 as the Company intensified its efforts to secure the earliest possible completion of its next generation software releases.

     In 2001, the Company's two product lines will be Catalant and IncomeConnect. The Company expects to continue to invest in new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

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

     Selling, general, and administrative expenses decreased 19% to $13.8 million in 2000 from $17.1 million in 1999. Selling, general, and administrative expenses increased 6% in 1999 from $16.2 million in 1998. The decrease in 2000 in selling, general and administrative expenses was due primarily to reductions in employee headcount and related costs and lower rent expense resulting primarily from the consolidation of the Company's operations. The increase in 1999 in selling, general and administrative expenses was due primarily to expenses related to settlement of shareholder and derivative lawsuits and costs associated with an employee incentive program. Selling, general and administrative expenses as a percentage of revenue were 73%, 52%, and 38% in 2000, 1999, and 1998, respectively. The increase in selling, general, and administrative expenses as a percentage of revenues in 2000 resulted primarily from the reduction of such costs at a rate less than that of the reduction in total revenues.

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

Nonrecurring Special Items

     In 2000, the Company recorded nonrecurring special items charges of approximately $1.9 million. Such charges included (i) the $1.5 million write-off of the intangible assets and goodwill related to the acquisition of GTE-NMO in December, 1998 as a result of impairment, and (ii) approximately $0.4 million of severance costs associated with the Company's reorganization of its operations.

     In 1999, the Company recorded nonrecurring special items charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the $0.7 million write-down of certain fixed assets and leasehold improvements, (ii) the $0.3 million of costs associated with excess leased space and (iii) the $0.5 million of costs resulting from the resignation of the Company's former President and Chief Executive Officer.

     In 1998, the Company recorded a nonrecurring special gain of $550,000 following the settlement of litigation related to the sale of a non-telecom business unit. The gain resulted from a claim, made by Atmel, in 1997, under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, TCSI obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel.

Income Tax Provision (Benefit)

     TCSI recorded an income tax provision (benefit) of $(0.3) million, $4.1 million, and $1.1 million for 2000, 1999, and 1998, respectively. The tax benefit for 2000 related primarily to the net of cash payments and refunds received for taxes in foreign jurisdictions. The tax provision for 1999 related primarily to the payment of taxes in foreign jurisdictions and the establishment of a valuation allowance against the remaining balance of the Company's deferred tax assets. The tax provision for 1998 differed from the Federal statutory rate primarily due to a valuation allowance recorded in that year of $2.4 million. Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of

December 31, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Operating Activities

     Net cash  provided  by/(used in)  operating  activities  was $0.9  million,
$(15.3) million, and 2.3 million for the years 2000, 1999, and 1998, respectively. Cash flows from operating activities for 2000 primarily reflected a net loss of $12.4 million, a net decrease of $7.3 million in receivables, a non-cash write-off of $1.5 million, a decrease of $1.5 million in other assets, a decrease of $0.9 million in accrued compensation, an increase of $0.7 million in deferred revenue, and a decrease of $0.7 million in accounts payable. In addition, non-cash items included in net loss for 2000 reflected a receipt of an equity investment in connection with a software licensing arrangement of $1.0 million and a related write-down of this noncurrent equity investment for other than a temporary decline in value of $0.3 million. These two transactions were related to the Company's acquiring of the investment in the preferred stock, series C of Zaffire Corporation. Cash flows from operating activities for 1999 primarily reflected a net loss of $22.5 million, a decrease of $3.7 million in deferred income taxes, a decrease of $1.0 million in accounts payable, and an increase of $0.6 million in receivables. Cash flows from operating activities for 1998 primarily reflected a net loss of $4.5 million, a decrease of $2.3 million in the receivables balance, a decrease of $2.3 million in deferred revenue, and an increase of $2.0 million in accounts payable.

Investing Activities

     Net cash provided by/(used in) investing activities was $0.9 million, $0.8 million, and $(15.0) million for the years 2000, 1999, and 1998, respectively. The Company purchased $13.8 million, $17.6 million, and $40.3 million of marketable securities in 2000, 1999, and 1998, respectively, while $15.2 million, $21.3 million, and $35.6 million of marketable securities matured and were redeemable in each year, respectively. The Company purchased $0.5 million, $2.8 million, and $3.8 million of furniture, equipment and leasehold improvement expenditures in 2000, 1999, and 1998. In 1998, the Company acquired GTE-NMO; this contributed to decreases in cash flows from investing activities of $6.5 million. Management expects cash used in investing activities will continue to vary on a quarterly and annual basis and from time to time, it may acquire businesses, products, or technologies to enhance the Company's current product offerings.

Financing Activities

     Net cash provided by financing activities was $1.3 million, $0.6 million, and $1.6 million for the years 2000, 1999, and 1998, respectively. The increase from 1999 to 2000 and decrease from 1998 to 1999 were primarily the result of increases and decreases in stock options exercised and stock purchased pursuant to the Employee Stock Purchase Plan, which is a function of market conditions and investment decisions made by employees.

Additional Information on Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash and equivalents and short-term marketable securities of $33.4 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company has satisfied its liquidity needs principally through its cash flows from operating activities or its existing cash balances. However, fluctuating receivable balances may affect the Company's operating cash flows in the future. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.

     During 2000, working capital decreased to $31.9 million from $37.4 million in 1999. The decrease is primarily attributable to the decrease in trade receivables due to lower revenues and aggressive collections during the year. During

1999, working capital decreased to $37.4 million from $48.1 million in 1998. The decrease is primarily attributable to the decrease in cash and cash equivalents, which were used to fund operating activities of the company. During 1998, working capital decreased to $48.1 million from $59.4 million in 1997. The decrease was primarily attributable to the purchase of GTE-NMO.

     As of December 31, 2000, the Company had no outstanding debt.

Certain Factors That May Affect Future Results and Market Price of Stock

     All statements contained herein that are not statements of historical facts constitute "forward-looking statements" and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to our expectations regarding the results of our operations, the development and direction of the Company's product strategy, expectations regarding new services and product offerings, future customers and future business strategies. Any one or more of our expectations may not be realized. Although TCSI Corporation believes that the expectations reflected in its forward-looking statements are reasonable, such forward-looking statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 2000, 1999 and 1998 a large portion of revenues was derived from contracts negotiated with a large equipment manufacturer in Asia. Revenue for 2000 from that customer decreased by 57%
compared to 1999 and revenue for 1999 from that customer decreased by 46% compared to 1998. The decreases were primarily due to the completion of several large projects. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of such individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had existing relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

International Sales

     Revenues outside of the Americas accounted for 60% of the Company's total revenues for the year ended December 31, 2000. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.


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

     The telecom industry is subject to extensive regulation in the United States and other countries, and the Company's customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has been characterized by government deregulation, there can be no assurance that deregulatory trends will continue or that deregulation will not occur. Government regulatory policies are likely to continue to have a major impact on the Company's ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or change in the interpretation of existing regulations could adversely affect the Company's customers, and thereby affect the Company's business, operating results, and financial condition.

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

     The Catalant product competes in the equipment manufacturer and service provider markets, providing solutions for next generation telecom applications and platforms, while the IncomeConnect product competes in the emerging service provider market, providing integrated OSS and billing data mediation solutions. The Company competes with numerous vendors in each product category. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     TCSI's competitors include Dorado Systems, Objective Systems Integrators, AdventNet, Lumos and MicroMuse for the Catalant product and Openet, Computer Generation, Inc, and Comptel for the IncomeConnect product. Hardly any of the Company's competitors compete across both TCSI's product lines. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

     The Company also faces competition in each of the three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. The Company's Catalant and IncomeConnect product lines enable the Company to provide its customers with development environments and turnkey applications, as well as custom services. Because certain of the Company's competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

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

Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in its executive management. For example, the vacant position, created by the resignation, in December, 1999, of the President and Chief Executive Officer, was filled in August, 2000 by the hiring of Yasushi Furukawa as the Company's new President and Chief Executive Officer. In addition, in October, 2000, Arthur H. Wilder resigned as Chief Financial Officer, Secretary, and Treasurer and Ellen Ahearn was promoted to Vice President - Finance and Administration, Secretary, and Treasurer. In March, 2001, Ellen Ahearn resigned as Vice President - Finance and Administration, Secretary, and Treasurer and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in November, 2000, the Company filled the position of Vice President of Global Marketing, and in March, 2001, the positions of Vice President of Global Sales and Vice President of Engineering were also filled. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Year 2000 Compliance

     The Company has experienced no disruptions in its information systems or products for the twelve months ended December 31, 2000, and believes those systems and products successfully responded to the Year 2000 date change.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of December 31, 2000, the Company's cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     Foreign Currency Exchange Risk. The majority of the Company's revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

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

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1.   Consolidated Financial Statements

    The following consolidated financial statements of TCSI are filed as part of this Report:

                                                                         Page
                                                                         ----
Report of Independent Auditors.........................................   31
Consolidated Balance Sheets as of December 31, 2000 and 1999...........   32
Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999, and 1998...................................   33
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2000, 1999, and 1998...................................   34
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998...................................   35
Notes to Consolidated Financial Statements.............................   36

2.   Consolidated Financial Statement Schedule

     The following consolidated financial statement schedule of TCSI Corporation is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI Corporation:


Schedule                                                                 Page
                                                                         ----
      II      Valuation and Qualifying Accounts........................   51

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.   Exhibits

The index of exhibits is at page 27.

(b)  Reports on Form 8-K in the fourth quarter of 2000:

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

3.3 Amended and Restated Bylaws of the Company incorporated herein by reference to Exhibit 3.4 of the Company's Quarterly Report on Form 10-Q filed on October 16, 1998.

3.4     Amended bylaws of the Company dated March 14, 2000.

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

------------
#  Plans in which executive officers participate

Exhibit
Number                           Document Description
-------                          --------------------
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

10.13 Description of ongoing Incentive Bonus Program and form of standard letter of agreement entered into between the Company and Ram A. Banin, Ph.D., incorporated herein by reference to Exhibit 10.2 of Form 10-K filed March 9, 1995.

10.14 TCSI 1994 Board of Directors Option Plan, dated as of December 2, 1994, incorporated herein by reference to Exhibit 4 of the Company's Registration Statement No. 33-98842 on Form S-8 filed on October 27, 1995.

10.15 Amendment to TCSI 1994 Board of Directors Option Agreement, dated December 6, 1996, changing eligibility of outside directors to receive equity securities under an employee benefit plan, transferability of options, and approval of material amendments, incorporated herein by reference to Exhibit 10.20 of Form 10-K filed March 27, 1997.

10.16 Form of specimen, TCSI 1994 Board of Directors Option Agreement, dated as of December 2, 1994, incorporated herein by reference to Exhibit
        10.18 of Form 10-K filed March 9, 1995.

10.17 Sublease between Computer Associates International, Inc. and the Company, dated July 12, 1996, concerning the lease of Company's facilities located at 1080 Marina Village Parkway, Alameda, California, incorporated herein by reference to Exhibit 10.24 of Form 10-K filed March 27, 1997.

10.18 Lease between Tricoho, Ltd. And the Company, dated July 22, 1996, concerning lease of Company's facilities located at 15851 Dallas Parkway, Suite 367, Dallas, Texas, incorporated herein by reference to
        Exhibit 10.25 of Form 10-K filed March 27, 1997.

10.19 Sublease between Innovative Managed Care Systems, Inc. and the Company, dated March 7, 1997, concerning the sublease of the Company's facilities located at 15851 Dallas Parkway, Suite 367, Dallas, Texas, incorporated in Form 10-K filed March 27, 1997.

10.20# Form of specimen, TCSI Employee Stock Purchase Plan, dated January 19, 1997, incorporated herein by reference to Exhibit 10.26 of Form 10-K filed March 27, 1997.

10.21# Amendment to TCSI Employee Stock Purchase Plan, dated December 5, 1997, amending the maximum number of shares an employee may purchase in an offering, incorporated herein by reference to Exhibit 10.27 of Form 10-K filed March 28, 1998.

10.22 Arrangements with Executive Officer, dated May 1, 1992 and Amendment to Employment Agreement, dated June 11, 1997, incorporated herein by reference to Exhibit 10.27 of Form 10-Q filed August 14, 1997.

------------
#  Plans in which executive officers participate

Exhibit
Number                           Document Description
-------                          --------------------
10.23   Arrangements  with  Executive  Officer,   Employment  Agreement,   dated
        December 20, 1993, incorporated herein by reference to Exhibit 10.28 of Form 10-Q filed August 14, 1997.

10.24 Arrangements with Executive Officer, Termination Agreement, dated July 31, 1997, incorporated herein by reference to Exhibit 10.29 of Form 10-Q filed August 14, 1997.

10.25 Lease between Kenburgh Land and Properties Limited and the Company, dated February 14, 1997, concerning the lease of the Company's facilities located at First Floor Suffolk House, Fordham Road, Newmarket, United Kingdom, incorporated herein by reference to Exhibit
        10.31 of Form 10-K filed March 27, 1997.

10.26 Amendment to TCSI 1994 Outside Directors Stock Option Plan, dated May 5, 1998, changing the number of options granted to each New Outside Director from 31,500 to 20,000 and reducing the annual grant from 6,000 shares to 5,000 shares, incorporated herein by reference to Exhibit
        10.32 of Form 10-Q filed August 14, 1998.

10.27 Arrangements with Executive Officer, Settlement Agreement and Release, dated December 17, 1999,incorporated herein by reference to Exhibit
        10.33 of Form 10-K filed March 30, 2000.

10.28 Arrangement for Consulting Services for Interim President and Chief Executive Officer, incorporated herein by reference to Exhibit 10.34 of Form 10-K filed March 30, 2000.

10.29 Lease between SPF Holding Company and the Company, dated December 28, 1999, concerning the lease of the Company's facilities located at North Creek Place, 12100 N.E. 195th Street, Bothell, Washington 98011, incorporated herein by reference to Exhibit 10.35 of Form 10-Q filed May 14, 2000.

10.30 Arrangement for Employment with President and Chief Executive Officer, dated August 7, 2000, incorporated herein by reference to Exhibit 10.36 of Form 10-Q, filed November 14, 2000.

10.31 Arrangements with Executive Officer, Separation Agreement and Release, dated October 6, 2000, incorporated herein by reference to Exhibit 10.37 of Form 10-Q, filed November 14, 2000.

10.32* Sublease between Shanghai TaiSi Science and Technology Ltd., Corporation ("TaiSi") and the Company, dated February 7, 2001, concerning the sublease of TaiSi's facilities located at 1277 Beijing Road, Shanghai, PRC.

23.1*   Consent of Ernst & Young LLP, Independent Auditors.

------------
*  Filed herewith.
#  Plans in which executive officers participate

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TCSI Corporation
                     (Registrant)

March 23, 2001       /s/  YASUSHI FURUKAWA
                     ---------------------
                     Yasushi Furukawa, President and Chief Executive Officer
                     (Principal Executive Officer)


March 23, 2001       /s/  KENNETH E. ELMER
                     ---------------------
                     Kenneth E. Elmer, Chief Financial Officer, Secretary, and
                     Treasurer (Principal Financial Officer and Principal
                     Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

March 23, 2001       /s/  JOHN C. BOLGER
                     -------------------
                     John C. Bolger, Chairman of the Board of Directors

March 23, 2001       /s/  NORMAN E. FRIEDMANN
                     ------------------------
                     Norman E. Friedmann, Ph.D., Director

March 23, 2001       /s/  YASUSHI FURUKAWA
                     ---------------------
                     Yasushi Furukawa, Director

March 23, 2001       /s/  DONALD GREEN
                     -----------------
                     Donald Green, Director

March 23, 2001       /s/  WILLIAM A. HASLER
                     ----------------------
                     William A. Hasler, Director

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ ERNST & YOUNG LLP

Walnut Creek, California
February 2, 2001

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                               December 31,
                                                           --------------------
                                                               2000        1999
                                                           --------    --------
Assets
Current assets:
  Cash and equivalents .................................   $ 11,886    $  8,788
  Marketable securities ................................     21,523      22,926
  Receivables, net .....................................      4,827      12,134
  Other receivables ....................................        191         879
  Other current assets .................................      1,238       1,314
                                                           --------    --------
          Total current assets .........................     39,665      46,041
Furniture, equipment, and leasehold improvements, net ..      5,568       8,457
Noncurrent equity investment ...........................        658        --
Intangibles and other noncurrent assets, net ...........        422       3,665
                                                           --------    --------
          Total assets .................................   $ 46,313    $ 58,163
                                                           ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities .............   $  2,777    $  3,449
  Accrued compensation and related costs ...............      2,209       3,157
  Deferred revenues ....................................      1,715       1,029
  Income taxes payable .................................      1,054       1,046
                                                           --------    --------
          Total current liabilities ....................      7,755       8,681

Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred shares, par value $0.01 per share; 5,000,000
     shares authorized; none issued and outstanding ....       --          --
 Common shares, par value $0.10 per share; 75,000,000
     shares authorized; 23,144,219 and 22,686,724 shares
     issued and outstanding as of December 31, 2000 and
     1999, respectively ................................      2,314       2,268
  Additional paid-in capital ...........................     52,654      51,265
  Accumulated other comprehensive income (loss) ........         21          25
  Accumulated deficit ..................................    (16,431)     (4,076)
                                                           --------    --------
          Total shareholders' equity ...................     38,558      49,482
                                                           --------    --------
            Total liabilities and shareholders' equity .   $ 46,313    $ 58,163
                                                           ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                         Years Ended December 31,
                                                    --------------------------------
                                                       2000        1999        1998
                                                    --------    --------    --------
Revenues:
  Services ......................................   $ 11,565    $ 22,269    $ 31,560
  Software licensing fees .......................      7,336      10,497      10,760
                                                    --------    --------    --------
          Total revenues ........................     18,901      32,766      42,320
Costs, expenses and special items:
  Services ......................................      8,525      20,154      20,297
  Product development ...........................      9,317      14,351      12,311
  Selling, general, and administrative ..........     13,771      17,137      16,164
  Write-off of in-process technology acquired ...       --          --           831
  Nonrecurring special items, net ...............      1,869       1,528        (550)
                                                    --------    --------    --------
          Total costs, expenses and special items     33,482      53,170      49,053
                                                    --------    --------    --------
Loss from operations ............................    (14,581)    (20,404)     (6,733)
Interest income and other income (expense), net .      1,930       1,974       3,266
                                                    --------    --------    --------
Loss before income tax provision (benefit) ......    (12,651)    (18,430)     (3,467)
Income tax provision (benefit) ..................       (296)      4,052       1,054
                                                    --------    --------    --------
Net loss ........................................   $(12,355)   $(22,482)   $ (4,521)
                                                    ========    ========    ========
Net loss per share - basic and diluted ..........   $  (0.54)   $  (0.99)   $  (0.20)
                                                    ========    ========    ========
Shares used in computing net loss per share -
   basic and diluted ............................     23,048      22,614      22,349
                                                    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999, and 1998
                                 (in thousands)



                                                                                Retained       Accumulated
                                                                          Additional     Earnings/         Other         Total
                                                        Common Shares      Paid-in     (Accumulated    Comprehensive  Shareholders'
                                                      Number     Amount    Capital       Deficit)      Income/(Loss)     Equity
                                                      ------     ------    -------       --------      -------------     ------
  Balances as of December 31, 1997 .................  22,136    $ 2,214    $49,133       $ 22,927       $   (126)      $ 74,148
    Proceeds from exercise of options ..............     172         16        911          --              --              927
    Proceeds from employee stock purchase plan .....     145         15        693          --              --              708
    Unrealized gains on marketable securities ......    --         --         --            --                19             19
    Net loss .......................................    --         --         --           (4,521)          --           (4,521)
    Foreign currency translation adjustments .......    --         --         --            --              (137)          (137)
                                                      ------    -------    -------       --------       --------       --------
  Balances as of December 31, 1998 .................  22,453      2,245     50,737         18,406           (244)        71,144
    Proceeds from exercise of options ..............       4       --          140          --              --              140
    Proceeds from employee stock purchase plan .....     230         23        388          --              --              411
    Unrealized losses on marketable securities .....    --         --         --            --              (102)          (102)
    Net loss .......................................    --         --         --          (22,482)          --          (22,482)
    Foreign currency translation adjustments .......    --         --         --            --               371            371
                                                      ------    -------    -------       --------       --------       --------
  Balances as of December 31, 1999 .................  22,687      2,268     51,265         (4,076)            25         49,482
    Proceeds from exercise of options ..............     267         27        973          --              --            1,000
    Proceeds from employee stock purchase plan .....     190         19        267          --              --              286
    Compensation charge associated with grant of
    stock options to employees and a consultant
    and a warrant to a consultant ..................    --         --          149          --              --              149
    Unrealized losses on marketable securities .....    --         --         --            --                (4)            (4)
    Net loss .......................................    --         --         --          (12,355)          --          (12,355)
                                                      ------    -------    -------       --------       --------       --------
 Balances as of December 31, 2000 ..................  23,144    $ 2,314    $52,654       $(16,431)      $     21       $ 38,558
                                                      ======    =======    =======       ========       ========       ========



           See accompanying notes to consolidated financial statements

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        Years Ended December 31,
                                                                                                      2000        1999        1998
                                                                                                   --------    --------    --------
Cash flows from operating activities:
Net loss .......................................................................................   $(12,355)   $(22,482)   $ (4,521)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .............................................................      4,378       4,231       4,236
     (Gain)/Loss on disposal or write-down of fixed assets .....................................        (10)        716        --
     Write-off of in-process technology acquired ...............................................       --          --           831
     Compensation charge associated with grant of stock options to employees and a
     consultant and a warrant to a consultant ..................................................        149        --          --
     Write-off of intangible assets and goodwill related to GTE-NMO acquisition ................      1,505        --          --
     Write-down of noncurrent equity investment for other than temporary decline in value ......        325        --          --
     Equity investment received in connection with software licensing arrangement ..............       (983)       --          --
     Deferred income taxes .....................................................................       --         3,690         771
     Net changes in operating assets and liabilities, net of effect of acquisition in 1998:
       Receivables, net ........................................................................      7,307        (564)      2,271
       Other receivables, other current assets and intangibles and other noncurrent
       assets, net .............................................................................      1,506         129         189
       Accounts payable and accrued liabilities ................................................       (672)       (997)      2,036
       Accrued compensation and related costs ..................................................       (948)        (41)       (772)
       Deferred revenues .......................................................................        686        (350)     (2,261)
       Income taxes payable ....................................................................          8         384        (491)
                                                                                                   --------    --------    --------
          Net cash provided by (used in) operating activities ..................................        896     (15,284)      2,289


Cash flows from investing activities:
Expenditures for furniture, equipment and leasehold improvements ...............................       (483)     (2,805)     (3,777)
Purchases of marketable securities .............................................................    (13,823)    (17,608)    (40,338)
Redemptions of marketable securities ...........................................................     15,222      21,255      35,583
Cash paid for acquisition of GTE-NMO ...........................................................       --          --        (6,513)
                                                                                                   --------    --------    --------
          Net cash provided by (used in) investing activities ..................................        916         842     (15,045)

Cash flow from financing activities:
Proceeds from issuance of common stock .........................................................      1,286         551       1,635

Effect of exchange rate changes on cash and equivalents ........................................       --           371        (137)
                                                                                                   --------    --------    --------
Net increase / (decrease) in cash and equivalents ..............................................      3,098     (13,520)    (11,258)
Cash and equivalents at the beginning of year ..................................................      8,788      22,308      33,566
                                                                                                   --------    --------    --------
Cash and equivalents at the end of year ........................................................   $ 11,886    $  8,788    $ 22,308
                                                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid (refunds received) for income taxes, net ...........................................   $   (296)   $    460    $    800
                                                                                                   ========    ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     TCSI Corporation ("TCSI" or the "Company") currently operates in one industry, which is providing integrated software products and services for the global telecommunications industry. TCSI's solutions enable telecom service providers, equipment manufacturers and systems integrators to rapidly deploy and manage network infrastructure and services. TCSI was organized in 1983 as a Nevada corporation and is headquartered in Alameda, California. The Company has offices throughout the United States and in Europe and the Pacific Rim.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Equivalents

     The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and equivalents are recorded at cost, which approximates fair value. Substantially all of the Company's cash and equivalents are custodied with four major domestic financial institutions.

Significant Customers and Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 2000, 1999 and 1998, revenues from the Company's five largest customers in aggregate represented 57%, 60%, and 74% of total revenues, respectively. In 2000, 1999 and 1998 one customer with multiple contracts represented approximately 23%, 30% and 43% of total revenues, respectively. In 2000, another customer represented approximately 13% of total revenues, and in 1998, still another customer represented approximately 11% of total revenues. The Company anticipates that it will continue to experience significant customer concentration.

Concentrations of Credit Risk and Credit Risk Evaluations

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, marketable securities, receivables, and a noncurrent equity investment. Cash and equivalents consist principally of demand deposit and money market accounts and commercial paper. Marketable securities consist primarily of commercial paper and debt securities of domestic municipalities and U.S. and foreign companies and U.S. treasuries and agencies with strong credit ratings. Cash and equivalents and marketable securities are held with various domestic and foreign financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and equivalents or marketable securities. Receivable balances are primarily from large, credit worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

generally does not require  collateral.  Allowances are maintained for potential
credit  issues,   and  such  losses  to  date  have  been  within   management's
expectations.

     The noncurrent equity investment relates to shares in a private company acquired during 2000. In the fourth quarter of 2000, the Company determined that the investment had incurred an other than temporary decline in value and accordingly, the Company recorded a $325,000 charge to adjust the investment to current fair value. The Company will perform ongoing evaluations of the investment's carrying value and make adjustments as necessary.

Revenue Recognition

     The Company licenses its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenues for integration, consulting and maintenance services, and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts which do not require significant production, modification, or customization of software, in accordance with the terms of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") and SOP 98-9. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement.

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During 2000, the Company performed a review of its revenue recognition policies and determined that such policies are in compliance with SAB 101.

Stock-Based Compensation

    The Company accounts for stock option grants using the intrinsic value method and makes the required pro forma disclosures. The Company generally grants stock options for a fixed number of shares to employees with an exercise price which is equal to the fair market value of the shares on the date of grant. Accordingly, the Company generally recognizes no compensation expense for the stock option grants. In the cases where the fair market value of the shares at the date of grant exceeds the exercise price, the Company records compensation expense for the difference and amortizes it over the applicable vesting period.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Software Development Costs

      The Company capitalizes software developed or obtained for internal use after technological feasibility of the software is attained. Software development costs subject to potential capitalization were not significant in 2000, 1999 and 1998, and, as such, were expensed as incurred.

Computer Software

     Development costs related to software incorporated in the Company's products incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

Income Taxes

     Deferred income taxes are recorded for temporary differences between the basis of assets and liabilities as recognized by tax laws and their carrying values as reported in the accompanying consolidated financial statements.

Comprehensive Loss

     Components of comprehensive loss for the following years ended December 31 were as follows:

                                                                                        2000                1999               1998
                                                                                    --------            --------            -------
Net loss ................................................................           $(12,355)           $(22,482)           $(4,521)
Translation gains (losses) ..............................................               --                   371               (137)
Unrealized gains (losses) on marketable securities ......................                 (4)               (102)                19
                                                                                    --------            --------            -------
Comprehensive loss ......................................................           $(12,359)           $(22,213)           $(4,639)
                                                                                    ========            ========            =======

Per Share Information

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents from the Company's stock option plans and outstanding warrant, calculated using the treasury stock method.

    The following table sets forth the computation of basic and diluted net loss per share:

                                                                           2000                1999             1998
                                                                         --------           ----------        ---------
                                                                                          (in thousands)
        Numerator:
           Numerator for basic net loss
              per share                                                  $(12,355)          $  (22,482)       $  (4,521)
                                                                         ========           ==========        =========
        Denominator:
           Denominator for basic net loss per
              share  --  weighted-average shares outstanding               23,048               22,614           22,349
           Effect of dilutive securities-employee stock options*              --                    --              --
                                                                         --------           ----------        ---------
        Denominator for diluted net loss per share                         23,048               22,614           22,349
                                                                         ========           ==========        =========
        Net loss per share-basic and diluted                             $  (0.54)          $    (0.99)       $   (0.20)
                                                                         ========           ==========        =========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     *Since the Company had losses from operations in 2000, 1999 and 1998, weighted-average shares were not included in the computations for those years because their effects would be antidilutive.

Antidilutive securities:

                                                                           2000                1999             1998
                                                                         --------           ----------        ---------
                                                                                          (in thousands)
        Weighted-average  shares                                              344                   59               97
                                                                         ========           ==========        =========

Out-of-the money securities:

     If the Company had reported net income, the following additional shares, (with an exercise price less than the average market price of the Company's common shares) would be included in the shares outstanding amount:

                                                                           2000                1999             1998
                                                                         --------           ----------        ---------
                                                                                          (in thousands)
        Absolute options and warrant outstanding at end of period           1,902                2,700            2,686
                                                                         ========           ==========        =========

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN 44 clarifies guidance for certain issues that arose in the application of APB No. 25. FIN 44 is generally effective, and to be applied prospectively, to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). In June 2000, the FASB issued SFAS 138 which significantly amends SFAS
133. SFAS 133/138 establish standards for reporting information about derivative instruments and hedging activities, require that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and require that those instruments be measured at fair value. The Company will be required to adopt SFAS 133/138 effective January 1, 2001. The Company does not currently have any derivative instruments but has previously engaged in a limited quantity of hedging transactions in order to reduce the risk of exchange rate losses from foreign currency denominated sales, which historically have not been material to the Company. Management of the Company does not currently anticipate hedging transactions in the future and thus, the adoption of SFAS 133/138 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - MARKETABLE SECURITIES

      Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company had no held-to-maturity securities as of December 31, 2000 or 1999. Marketable securities not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, determined by quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

comprehensive loss within shareholders' equity on the accompanying consolidated balance sheets. Realized and unrealized gains and losses from investments have been insignificant to the consolidated results of operations and financial position of the Company. All of the Company's securities have stated maturities of two years or less.

     Marketable securities as of December 31 consist of the following:

                                                                         2000     1999
                                                                       -------   -------
                                                                         (in thousands)
Debt securities of U.S. companies ..................................   $12,000   $ 7,960
Debt securities of foreign companies ...............................     1,294     2,703
U.S. Treasury securities and obligations of U.S. Government Agencies     8,208    12,238
Unrealized gains, net ..............................................        21        25
                                                                       -------   -------
                                                                       $21,523   $22,926
                                                                       =======   =======


NOTE 3 - RECEIVABLES

Receivables as of December 31 consist of the following:

                                                                         2000     1999
                                                                       -------   -------
                                                                         (in thousands)
Billed receivables .................................................    $3,604  $ 11,763
Unbilled receivables ...............................................     1,838     1,579
Allowance for doubtful accounts ....................................      (615)   (1,208)
                                                                       -------   -------
                                                                        $4,827 $  12,134
                                                                       =======   =======

NOTE 4 - OPERATING SEGMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. TCSI currently operates in one industry, which is providing integrated software products and services for the global telecommunications industry. In 2001, the Company's two product lines will be: (1) Catalant, which offers carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) IncomeConnect, a billing data mediation product which either centrally, or in distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. In 2000, the Company's two product lines were: (1) Catalant and (2) WorldWin, which offered integrated Operations Support System solutions, including providing service assurance, mediation and billing functionality for emerging service providers worldwide. For management purposes, in 2000, the Company was divided into and presented its financial information by product lines. Each of these product lines had a vice president who reported directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by FAS 131. For management purposes, in 1999 and prior years, the Company was divided into and presented its financial information by geographic area. Each of these geographic locations had a vice president who reported directly to the CEO. The Company's management relied on an internal management accounting system. Results of operations for these product lines and geographic locations, which were provided to the CEO, included Revenues, Cost of Revenues and Gross Profit, as provided below in accordance with FAS 131. The Company's management made financial decisions and allocated resources based on the information it received from this internal system. Summarized financial information by product lines and geographic location for 2000, 1999 and 1998, as taken from the internal management information system, is as follows:

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                   Years Ended December 31,
                                             -----------------------------------
                                               2000          1999         1998
                                             -------       -------       -------
                                                        (in thousands)
                                                          (unaudited)
Product Information:
Catalant:
   Total revenues ....................       $16,262       $26,187       $42,320
   Less: cost of revenues ............         7,143        17,480        20,297
                                             -------       -------       -------
   Gross profit ......................         9,119         8,707        22,023

WorldWin:
   Total revenues ....................         2,639         6,579         *----
   Less: cost of revenues ............         1,382         2,674         *----
                                             -------       -------       -------
   Gross profit ......................         1,257         3,905         *----



Geographic Information:
The Americas:
   Total revenues ....................       $ 7,501       $ 9,889       $12,559
   Less: cost of revenues ............         4,413         6,621         9,137
                                             -------       -------       -------
   Gross profit ......................         3,088         3,268         3,422

Asia-Pacific:
   Total revenues ....................         6,244        12,015        22,414
   Less: cost of revenues ............         2,050         8,287         8,050
                                             -------       -------       -------
   Gross profit ......................         4,194         3,728        14,364

Europe:
   Total revenues ....................         5,156        10,862         7,347
   Less: cost of revenues ............         2,062         5,246         3,110
                                             -------       -------       -------
   Gross profit ......................         3,094         5,616         4,237



     * Since the acquisition of the WorldWin product line occurred in December, 1998, Total Revenues, Cost of Revenues, and Gross Profit amounts for WorldWin for 1998 were insignificant, and account for less than 10% of the totals for each category.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

     Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over their estimated service lives of the assets (three to five years) utilizing the straight-line method. Leasehold improvements are amortized over the shorter of the term of the related office lease or the estimated service lives of the assets (ten years) utilizing the straight-line method.

Equipment, furniture, and leasehold improvements as of December 31 consisted of the following:

                                                          2000           1999
                                                        --------       --------
                                                             (in thousands)
Computer equipment ...............................      $ 20,011       $ 19,672
Furniture and fixtures ...........................         4,253          4,206
Leasehold improvements ...........................         7,089          6,995
                                                        --------       --------
                                                          31,353         30,873
Accumulated depreciation and amortization ........       (25,785)       (22,416)
                                                        --------       --------
                                                        $  5,568       $  8,457
                                                        ========       ========

NOTE 6 - 401(k) PLAN AND STOCK OPTION PLANS

401(k)

     Eligible employees can contribute amounts to the Company's 401(k) Plan (the "Plan") via payroll withholding subject to certain limitations. The Company matches contributions by plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to operations for company contributions under the Plan in 2000, 1999 and 1998 were $372,000, $482,000 and $795,000, respectively.

Equity Sharing Plan

     The Equity Sharing Plan (the "Equity Plan") had provided for the issuance of up to 2.6 million common shares for the granting of options to employees and consultants. The Equity Plan provided for issuance of incentive options at an exercise price of not less than 100% of fair value at the date of grant. As provided by the Equity Plan, all outstanding options at December 31, 1998 were cancelled during 1999. Accordingly, no shares were available for grant as of December 31, 2000.

Information regarding the Equity Plan is as follows:

                                                                Weighted
                                                    Option      Average
                                                    Shares   Exercise Price
                                                    ------   --------------
                                                (in thousands)
Outstanding as of December 31, 1997 .........         37          $2.97
    Exercised ...............................        (34)          2.89
                                                     ---
Outstanding as of December 31, 1998 .........          3           3.86
     Canceled ...............................         (3)          3.86
                                                     ---
 Outstanding as of December 31, 1999 ........         --           $--
                                                     ===          =====

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan (the "Stock Plan") provides for the issuance of up to 3.0 million shares of common stock for the granting of options or restricted shares to employees, directors, and consultants. The Stock Plan provides for the issuance of incentive options at an exercise price per share of not less than 100% of fair value at the date of the grant. The Stock Plan also provides for the issuance of nonstatutory options and restricted stock awards at an exercise price per share equal to the fair value of the shares at the date of grant. Options granted under the Stock Plan generally have a term of up to six years from the date of the grant. The option term and vesting schedule is established by the 1991 Stock Incentive Plan Committee at the date of grant. No grants of restricted stock have been issued under the Stock Plan.

     In 1996, the Company's shareholders approved an amendment to the Stock Plan that increased the number of common shares reserved for option grants to 7.5 million. Beginning January 1, 1997, the number of shares eligible to be granted under the Stock Plan automatically increases by 750,000 each year.

Information regarding the Stock  Plan is as follows:

                                                                   Weighted
                                                                   Average
                                                Option Shares   Exercise Price
                                               --------------   --------------
                                               (in thousands)
Outstanding as of December 31, 1997 ............    3,492          $5.99
  Granted ......................................      833           3.14
  Exercised ....................................     (138)          4.42
  Canceled .....................................     (919)          6.10
                                                   ------          -----
Outstanding as of December 31, 1998 ............    3,268           5.29
  Granted ......................................    1,543           1.98
  Exercised ....................................       (4)          1.99
  Canceled .....................................   (1,186)          4.61
                                                   ------          -----
Outstanding as of December 31, 1999 ............    3,621           4.11
  Granted ......................................    1,909           1.99
  Exercised ....................................     (267)          3.74
  Canceled .....................................   (1,465)          3.30
                                                   ------          -----
Outstanding as of  December 31, 2000 ...........    3,798          $3.38
                                                   ======          =====
Exercisable as of December 31, 2000 ............    1,622          $4.78
                                                   ======          =====

1994 Outside Directors Stock Option Plan

     In 1995, the Company's shareholders approved the 1994 Outside Directors Stock Option Plan (the "Directors' Plan") which provides for the issuance of up to 300,000 common shares for options to non-employee directors. Grants under the Director's Plan are priced at fair value at the date of grant. In May 1998, the Board of Directors (the "Board") approved an amendment to the plan whereby each eligible director is to be granted options to purchase 20,000 shares upon appointment or election to the Board; before the amendment, the amount was 31,500 shares. In addition, the amendment provides that current directors will be granted options to purchase an additional 5,000 shares per year; before the amendment, the amount was 6,000 shares. Options vest monthly over a three-year period. As of December 31, 2000, the weighted average contractual life of options outstanding is 3.3 years and the range of exercise prices is $0.98 to $8.75 per share.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Information regarding the Director's Plan is as follows:

                                                                     Weighted
                                                                     Average
                                                  Option Shares   Exercise Price
                                                  -------------   -------------
                                                 (in thousands)
Outstanding as of December 31, 1997 .............      96              $8.04
    Granted .....................................      72               5.34
                                                     ----
Outstanding as of December 31, 1998 .............     168               6.89
    Granted .....................................      30               1.88
   Canceled .....................................     (24)              6.40
                                                     ----
Exercisable as of December 31, 1999 .............     174               6.09
   Granted ......................................      20               2.39
   Canceled .....................................     (68)              7.07
                                                     ----
Outstanding as of December 31, 2000 .............     126              $4.97
                                                     ====              =====
Exercisable as of December 31, 2000 .............      86              $6.03
                                                     ====              =====

Shares Reserved for Future Issuance

     As of December 31, 2000, the Company has reserved shares of capital stock for future issuance as follows:

                                                                 (In thousands)
Stock options outstanding:
   1991 Stock Incentive Plan                                   3,798
   1994 Outside Directors' Stock Option Plan                     126       3,924
                                                               -----
Stock options available for grant:
   1991 Stock Incentive Plan                                   5,011
   1994 Outside Directors' Stock Option Plan                     174       5,185
                                                               -----
Employee stock purchase plan                                                 147
                                                                           -----
                                                                           9,256
                                                                           =====
Outstanding and Exercisable by Price Range

    As of December 31, 2000, the options outstanding and exercisable by price for all plans are detailed below:

                                                  Options Outstanding                                Options Exercisable
                                  -------------------------------------------------------    --------------------------------
                                                          Weighted
                                                          Average                                                    Weighted
                                                         Remaining            Weighted                                Average
         Range of                  Shares of            Contractual           Average             Shares of          Exercise
      Exercise Price              Common Stock          Life (years)       Exercise Price       Common Stock           Price
      --------------              ------------          ------------       --------------       ------------           -----
                                 (in thousands)                                                (in thousands)
     $ 0.81 -  1.91                       1,572               5.42                $ 1.51               89              $ 1.85
       1.92 -  5.84                       1,229               3.95                  4.20              755                3.32
       5.89 -  6.63                         965               2.29                  6.15              735                6.17
       6.65 - 19.55                         158               2.36                  7.50              129                7.59
                                         ------                                                     -----
                                          3,924                                                     1,708
                                         ======                                                     =====

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Stock-Based Compensation and Pro forma Information

     Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

     The Company has elected to use the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the years ended December 31, 2000, 1999 and 1998, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                 2000       1999       1998
                                              -------    -------    -------

Expected life of options in years .........       3.0        4.0        4.0
Volatility ................................      1.49       1.41       0.92
Risk-free interest rate ...................      6.33%      5.49%      5.15%
Expected dividend yield ...................         0          0          0

   Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                           --------------------------------
                                              2000        1999        1998
                                           ---------   ---------   --------
Pro forma net loss ......................  $(13,949)   $(24,605)   $(7,212)
Pro forma basic and diluted
     net loss per share..................  $  (0.61)   $  (1.09)   $ (0.32)

     The weighted average grant date fair value of stock options granted, for the 1991 Stock Incentive Plan, during the years ended December 31, 2000, 1999, and 1998 was $1.77, $1.81, and $4.13 per share, respectively. The weighted average grant date fair value of stock options granted, for the 1994 Outside Directors Stock Option Plan, during the years ended December 31, 2000, 1999, and 1998 was $2.12, $1.64, and $5.05, per share, respectively.

Equity Compensation

     In August 2000, a warrant was issued to an outside recruitment firm hired to fill the Chief Executive Officer position, to purchase 25,000 shares of the Company's common stock, at an exercise price of $1.50, with immediate vesting and a three year life.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     During 2000, the Black-Scholes option valuation model was used to calculate the compensation expense related to the extension of vesting privileges on options awarded to former executives of the Company as per their severance agreements, for options issued to an outside consulting firm for services rendered and the warrant noted above. The total 2000 stock option and warrant compensation expense computed and recorded using the Black-Scholes option valuation model, with expected volatility of 82.6%, risk-free interest rate of 5.41%, expected life ranging from between five and a half months to three years, and 0% dividend rate, was $126,000.

Employee Stock Purchase Plan

     In December 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") as qualified under Section 423 of the Internal Revenue Code and reserved 500,000 shares of the Company's common stock for issuance under this plan. The number of shares available under the Purchase Plan will increase annually by the lesser of 100,000 shares, 1% of the Company's outstanding common shares, or an amount determined by the Company's Board of Directors. All employees, as defined by the Purchase Plan, may contribute up to 15% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the beginning or end of each six-month offering period. The offering periods commence each February and August. During the years ended December 31, 2000, 1999 and 1998, 190,140 shares, 230,426 shares and
145,153  shares,  respectively,  of common  stock were issued under the Purchase
Plan.

Option Repricing

     In January 1997, the Company's Board of Directors approved the repricing of
1.1 million options granted under the 1991 Stock Incentive Plan. All employees were given the opportunity to exchange their current options for new options with an exercise price of $6.63 per share (the fair value of the related common shares as of the repricing date) and also to indicate, if applicable, which options they did not want to reprice. Of the repriced options, 50% vested in January 1998, 25% in January 1999, and 25% vested in January 2000. These options are included in the respective option schedules as cancellations and subsequent grants.

NOTE 7 - INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 using the liability method were as follows:

                                            2000        1999
                                          --------    --------
                                             (in thousands)
 Deferred Tax Assets:
  Revenue differences related to timing   $  1,106    $  1,195
  Other accrued items .................      1,090       1,456
  Net operating loss carry-forwards ...     11,030       7,334
  Credit carry-forwards ...............      2,459       2,052
  Capitalized research and development       1,852       1,573
  In-process technology acquired ......      1,541         650
  Depreciation ........................        478         478
                                          --------    --------
Total  deferred tax assets ............     19,556      14,738
                                          --------    --------

Total deferred tax assets .............     19,556      14,738
Less:  valuation allowance ............    (19,556)    (14,738)
                                          --------    --------
Net deferred tax assets ...............   $   --      $   --
                                          ========    ========


     Realization of TCSI's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

operating loss and tax credit carryforwards. However, due to uncertainties regarding the timing and amount of future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2000 and December 31, 1999, the valuation allowance increased by $4,818,000 and $12,343,000, respectively.

     The current and deferred portions of the income tax provision (benefit) for the years ended December 31 are as follows:

                                        2000             1999            1998
                                      -------           ------          -------
                                                    (in thousands)
Current:
  Federal ..................          $  --             $ --            $  (506)
  State ....................             --               --               --
  Foreign ..................             (296)             362              789
                                      -------           ------          -------
                                         (296)             362              283
                                      -------           ------          -------
Deferred:
  Federal ..................             --              3,136              734
  State ....................             --                554               37
                                      -------           ------          -------
                                         --              3,690              771
                                      -------           ------          -------
                                      $  (296)          $4,052          $ 1,054
                                      =======           ======          =======

     The provision (benefit) for income taxes differed from the amount computed by applying the Federal statutory income tax rate for the following years ended December 31 as follows:

                                                  2000        1999        1998
                                                  ----        ----        ----

Federal statutory rate .....................       (34)%       (34)%       (34)%
State taxes, net of federal ................        (4)         (9)         (3)
Tax exempt interest ........................       --          --           (6)
Foreign taxes ..............................        (2)          2           7
Valuation allowance ........................        38          67          69
Other items ................................       --            4           3
                                                   ---         ---         ---
Income tax provision (benefit) .............         *%          *%          *%
                                                   ===         ===         ===
  *Not Meaningful

     As of December 31, 1999, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $31.3 million and research credit carry-forwards of approximately $1.2 million, which will expire in varying amounts from 2012 through 2020, and a foreign tax credit carry-forward of approximately $0.9 million which will expire from 2001 through 2005. The Company also has state net operating loss carry-forwards of $6.2 million which expire from 2001 through 2005.

NOTE 8 - FOREIGN CURRENCY TRANSLATION

     The Company has determined that the functional currency of each foreign operation is primarily the U.S. Dollar. To date, foreign currency transaction gains and losses (which are recorded in the accompanying Consolidated Statements of Operations) have not been significant.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9 - ACQUISITION OF GTE-NMO AND WRITE-OFF OF INTANGIBLE ASSETS AND GOODWILL

     In the fourth quarter of 2000, the Company wrote-off the remaining unamortized balance of the intangible assets and goodwill associated with the acquisition in December 1998 of the net assets of GTE Network Management Organization ("GTE-NMO"), a former division of GTE Government Systems
Corporation . GTE-NMO was a Bothell, Washington-based organization that developed and implemented network management solutions through the licensing of its WorldWin communications software product ("WorldWin"). WorldWin is a family of Operations Support System products offering telephony, cable, and wireless providers a flexible platform for launching new services, while protecting their existing network. The decision was made after calculating the net present value of the future WorldWin revenue streams and comparing it to the unamortized balance of intangible assets and goodwill remaining. The future WorldWin revenue stream was based on forecasted future cash flows for the five years ended December 31, 2005, resulting from an outside consultant's marketing analysis pertaining to WorldWin. Since the results computed to a negative net present value, the unamortized balance of the intangible assets and goodwill were written-off, and the charge was recorded as a nonrecurring special item on the accompanying Consolidated Statements of Operations.

     The acquisition price was approximately $7,958,000 and consisted of cash of $6,513,000, forgiveness of an existing receivable of $355,000, the assumption of a liability of $333,000, and acquisition costs of $757,000. The acquisition was accounted for as a purchase. The excess of the purchase price over the net assets acquired was recorded as the intangible assets detailed below, totaling $3.6 million, and was being amortized on a straight-line basis over seven years. The unamortized balance of the intangible assets and goodwill, at December 31, 2000, which was expensed, computed to $1.5 million, and is detailed as follows:

                                                                                                                 Unamortized
                                                                                    Amortization                   Balance
                                            Amortization                               As of                   Written Off At
                                               Period              Cost            December 31, 2000          December 31, 2000
                                          ------------------    ------------    ------------------------    ----------------------
                                             (in years)                             (in thousands)
        Developed Technology                      2             $    772        $         772               $           0
        Core Technology                           5                1,788                  745                       1,043
        Assembled Workforce                       3                  699                  485                         214
        Goodwill                                  7                  385                  137                         248
                                                                ------------    ------------------------    ----------------------
           Total                                                $  3,644        $       2,139               $       1,505
                                                                ============    ========================    ======================

NOTE 10-COMMITMENTS

    The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense under these leases during the years ended December 31, 2000, 1999 and 1998 was $1.6 million, $3.2 million, and $2.2 million, respectively. Future minimum lease payments by year on noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

     2001 ............................................               $1,779
     2002 ............................................                1,918
     2003 ............................................                1,678
     2004 ............................................                1,301
     2005 ............................................                  166
     Thereafter ......................................                  128
                                                                     ------
                                                                     $6,970
                                                                     ======

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11-NONRECURRING SPECIAL ITEMS

     In 2000, the Company recorded nonrecurring special items charges of approximately $1.9 million Such charges included (i) the $1.5 million write-off of the intangible assets and goodwill related to the acquisition of GTE-NMO in December, 1998 as a result of impairment, and (ii) approximately $0.4 million of severance costs associated with the Company's reorganization of its operations.

     In 1999, the Company recorded nonrecurring special items charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the $0.7 million write-down of certain fixed assets and leasehold improvements, (ii) the $0.3 million of costs associated with excess leased space and (iii) the $0.5 million of costs resulting from the resignation of the Company's former President and Chief Executive Officer.

     In 1998, the Company recorded a nonrecurring special gain of $550,000 following the settlement of litigation related to the sale of a non-telecom business unit. The gain resulted from a claim, made by Atmel, in 1997, under the 1996 TCSI/Atmel Corporation Purchase Agreement. In 1998, TCSI obtained an equitable settlement of this matter with the escrow agent releasing $550,000 (of a $1.0 million escrow fund) plus interest to TCSI, and the remaining $450,000 less fees to Atmel.


     NOTE 12 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for the year ended December 31, 2000 is as follows:

                                                                                                Quarter Ended
                                                                        ------------------------------------------------------------
                                                                        March 31,        June 30,         Sept. 30,        Dec. 31,
                                                                        ---------        --------         ---------        --------
                                                                                                 (unaudited)
                                                                                   (in thousands, except per share amounts)
Revenues:
  Services .....................................................        $  3,290         $  3,014         $  2,655         $  2,606
  Software licensing fees ......................................           2,057            2,426            1,193            1,660
                                                                        --------         --------         --------         --------
           Total revenues ......................................           5,347            5,440            3,848            4,266
Costs, expenses and special items:
  Services .....................................................           2,347            2,416            1,795            1,967
  Product development ..........................................           3,369            2,201            1,863            1,884
  Selling, general, and administrative .........................           3,182            3,550            3,443            3,596
  Nonrecurring special items, net ..............................             364             --               --              1,505
                                                                        --------         --------         --------         --------
          Total costs, expenses and special items ..............           9,262            8,167            7,101            8,952
                                                                        --------         --------         --------         --------
Loss from operations ...........................................          (3,915)          (2,727)          (3,253)          (4,686)
Interest income and other income (expense), net ................             503              544              660              223
                                                                        --------         --------         --------         --------
Loss before income tax benefit .................................          (3,412)          (2,183)          (2,593)          (4,463)
Income tax benefit .............................................            --               --               --               (296)
                                                                        --------         --------         --------         --------
Net loss .......................................................        $ (3,412)        $ (2,183)        $ (2,593)        $ (4,167)
                                                                        ========         ========         ========         ========
Net loss per share - basic and diluted .........................        $  (0.15)        $  (0.09)        $  (0.11)        $  (0.18)
                                                                        ========         ========         ========         ========
Shares used in computing net loss per share -
basic and diluted ..............................................          22,875           23,054           23,117           23,144
                                                                        ========         ========         ========         ========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    Selected unaudited quarterly financial data for the year ended December 31, 1999 is as follows:

                                                                                                Quarter Ended
                                                                        ------------------------------------------------------------
                                                                        March 31,        June 30,         Sept. 30,        Dec. 31,
                                                                        ---------        --------         ---------        --------
                                                                                                 (unaudited)
                                                                                   (in thousands, except per share amounts)
Revenues:
  Services .....................................................        $  6,457         $  8,176         $  4,010         $  3,626
  Software licensing fees ......................................           3,612            1,979            3,276            1,630
                                                                        --------         --------         --------         --------
           Total revenues ......................................          10,069           10,155            7,286            5,256
Costs, expenses and special items:
  Services .....................................................           4,932            5,019            4,762            5,441
  Product development ..........................................           3,963            3,898            3,070            3,420
  Selling, general, and administrative .........................           3,668            3,940            4,795            4,734
  Nonrecurring special items, net ..............................            --               --               --              1,528
                                                                        --------         --------         --------         --------
          Total costs, expenses and special items ..............          12,563           12,857           12,627           15,123
                                                                        --------         --------         --------         --------
Loss from operations ...........................................          (2,494)          (2,702)          (5,341)          (9,867)
Interest income and other income (expense), net ................             682              477              576              239
                                                                        --------         --------         --------         --------
Loss before income tax provision ...............................          (1,812)          (2,225)          (4,765)          (9,628)
Income tax provision ...........................................            --                387               58            3,607
                                                                        --------         --------         --------         --------
Net loss .......................................................        $ (1,812)        $ (2,612)        $ (4,823)        $(13,235)
                                                                        ========         ========         ========         ========
Net loss per share - basic and diluted .........................        $  (0.08)        $  (0.12)        $  (0.21)        $  (0.58)
                                                                        ========         ========         ========         ========
Shares used in computing net loss per share -
basic and diluted ..............................................          22,538           22,578           22,652           22,686
                                                                        ========         ========         ========         ========

                                TCSI Corporation
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   Balances at       Charge to                           Balances at
                                                                    Beginning        Costs and                             End of
                      Description                                   of Period        Expenses           Deductions         Period
                      -----------                                  -----------      -----------         -----------      -----------
Year ended December 31, 2000:
Allowance for doubtful accounts .............................      $     1,208      $        --         $       593      $       615
                                                                   ===========      ===========         ===========      ===========
Year ended December 31, 1999:
Allowance for doubtful accounts .............................      $     1,139      $        69         $      --        $     1,208
                                                                   ===========      ===========         ===========      ===========
Year ended December 31, 1998:
Allowance for doubtful accounts .............................      $       400      $       739(1)      $      --        $     1,139
                                                                   ===========      ===========         ===========      ===========

--------
1 Reserves established relative to GTE-NMO acquisition which were reflected in the net assets recorded by the Company for the acquisition.