Form 10-Q
period 2001-03-31
TCSI CORP
filed 2001-05-15
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                         Commission file number 0-19377


                                TCSI Corporation
             (Exact name of registrant as specified in its charter)


                 NEVADA                                  68-0140975
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
    ---            ---

     23,205,534 shares of Common Stock of the registrant were outstanding as of May 4, 2001.

                                Table of Contents


                                                                          Page


Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at
              March 31, 2001 (Unaudited) and December 31, 2000             3

         Consolidated Statements of Operations for the three
              months ended March 31, 2001 and 2000 (Unaudited)             4

         Consolidated Statements of Cash Flows for the
              Three months ended March 31, 2001 and 2000 (Unaudited)       5

         Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3.  Market Risk                                                      22

Part II - Other Information


Item 1.  Legal Proceedings                                               N/A

Item 2.  Changes in Securities                                           N/A

Item 3.  Defaults Upon Senior Securities                                 N/A

Item 4.  Submission of Matters to a Vote of Security Holders             N/A

Item 5.  Other Information                                               N/A

Item 6.  Exhibits and Reports on Form 8-K                                 23

Signature                                                                 24

Part I - Financial Information
Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                     March 31,            December 31,
                                                                                        2001                  2000
                                                                                  -----------------     -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                                 $ 16,794          $ 11,886
     Marketable securities                                                                  15,926            21,523
     Receivables, net                                                                        2,429             4,827
     Other receivables                                                                         232               191
     Other current assets                                                                    1,006             1,238
                                                                                          --------          --------
         Total current assets                                                               36,387            39,665
Furniture, equipment, and leasehold improvements, net                                        4,979             5,568
Noncurrent equity investment                                                                   558               658
Other noncurrent assets                                                                        417               422
                                                                                          --------          --------
              Total assets                                                                $ 42,341          $ 46,313
                                                                                          ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                             $  2,148          $  2,777
     Accrued compensation and related costs                                                  2,038             2,209
     Deferred revenues                                                                       1,272             1,715
     Income taxes payable                                                                    1,055             1,054
                                                                                          --------          --------
         Total current liabilities                                                           6,513             7,755

Shareholders' equity:
     Preferred stock, par value $0.01 per share; 5,000,000 shares authorized;
         none issued and outstanding                                                           --                 --
     Common stock,  par value  $0.10 per share; 75,000,000 shares authorized;
         23,205,534 and 23,144,219 shares issued and outstanding, at March 31,
         2001 and December 31, 2000, respectively                                            2,320             2,314
     Additional paid-in capital                                                             52,752            52,654
     Accumulated other comprehensive income                                                     21                21
     Accumulated deficit                                                                   (19,265)          (16,431)
                                                                                          --------          --------
         Total shareholders' equity                                                         35,828            38,558
                                                                                          --------          --------
            Total liabilities and shareholders' equity                                    $ 42,341          $ 46,313
                                                                                          ========          ========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended March 31
                                                                      ---------------------------------
                                                                           2001               2000
                                                                      -------------    ----------------
Revenues:
  Services                                                                $  1,586             $  3,290
  Software licensing fees                                                    2,067                2,057
                                                                          --------             --------
    Total revenues                                                           3,653                5,347

Costs, expenses, and special items:
  Services                                                                   1,637                2,347
  Product development                                                        2,193                3,369
  Selling, general, and administrative                                       2,885                3,182
  Nonrecurring special items, net                                               --                  364
                                                                          --------             --------
    Total costs, expenses, and special items                                 6,715                9,262
                                                                          --------             --------

Loss from operations                                                        (3,062)              (3,915)
Interest income and other income (expense), net                                381                  503
                                                                          --------             --------
Loss before income tax provision                                            (2,681)              (3,412)
Income tax provision                                                           153                   --
                                                                          ========             ========
Net loss                                                                  $ (2,834)            $ (3,412)
                                                                          ========             ========

Net loss per share - basic and diluted                                    $  (0.12)            $  (0.15)
                                                                          ========             ========
Shares used in computing basic and diluted  net loss
per share                                                                   23,185               22,875
                                                                          ========             ========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                          -----------------------------------
                                                                                               2001               2000
                                                                                          ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                                  $ (2,834)         $ (3,412)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                              616             1,131
       Compensation charge associated with grant of stock options to employees                     20                22
       Write-down of noncurrent equity investment for other than temporary decline in value
                                                                                                  100                --
       Net changes in operating assets and liabilities:
          Receivables, net                                                                      2,398             7,490
          Other receivables, other current assets and intangibles and other
               noncurrent assets, net                                                             196               866
          Accounts payable and accrued liabilities                                               (629)           (1,408)
          Accrued compensation and related costs                                                 (171)               97
          Deferred revenues                                                                      (443)              525
          Income taxes payable                                                                      1               411
                                                                                             --------          --------
              Net cash provided by (used in ) operating activities                               (746)            5,722

Cash flows from investing activities:
  Expenditures for furniture, equipment and leasehold improvements                                (27)             (299)
  Purchases of marketable securities                                                           (2,685)           (1,009)
  Redemptions of marketable securities                                                          8,282             6,944
                                                                                             --------          --------
              Net cash provided by investing activities                                         5,570             5,636

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                        84             1,163
Net increase in cash and equivalents                                                            4,908            12,521
Cash and equivalents at the beginning of the period                                            11,886             8,788
                                                                                             --------          --------
Cash and equivalents at the end of the period                                                $ 16,794          $ 21,309
                                                                                             ========          ========

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes, net                                           $    153          $   (394)
                                                                                             ========          ========

          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated interim financial statements of TCSI Corporation ("TCSI" or the "Company"), included herein, have been prepared on the same basis as the December 31, 2000 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 0-19377).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

     Receivables consist of the following:

                                                    March 31,      December 31,
                                                       2001           2000
                                                  -------------    -----------
                                                         (In thousands)
     Billed receivables                              $ 2,836         $ 3,604
     Unbilled receivables                                208           1,838
     Less: allowance for doubtful accounts              (615)           (615)
                                                     -------         -------
                                                     $ 2,429         $ 4,827
                                                     =======         =======


NOTE 3 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS, NET

     Furniture, equipment, and leasehold improvements are stated at cost less accumulated depreciation and amortization. Furniture and equipment are depreciated over the estimated service lives of the assets (three to five years) utilizing the straight-line method. Leasehold improvements are amortized over the shorter of the term of the related office lease or the estimated service lives of the assets (ten years) utilizing the straight-line method.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)


Equipment,   furniture,  and  leasehold  improvement  balances  consist  of  the following:

                                                            March 31,     December 31,
                                                             2001            2000
                                                         -------------   ------------
                                                                  (In thousands)
     Computer equipment                                    $ 20,030       $ 20,011
     Furniture and fixtures                                   4,253          4,253
     Leasehold improvements                                   7,097          7,089
                                                           --------       --------

                                                             31,380         31,353
     Less: accumulated depreciation and amortization        (26,401)       (25,785)
                                                           --------       --------
                                                           $  4,979       $  5,568
                                                           ========       ========


NOTE 4 - INCOME TAXES

     Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of March 31, 2001 and December 31, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

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

     The following table sets forth the computation of basic and diluted net loss per share:

                                                           Three Months Ended
                                                                 March 31
                                                      ------------------------------
                                                          2001             2000
                                                      -------------    -------------
                                                      (In  thousands,   except  per
                                                      share amounts)
NUMERATOR:

    Numerator for basic net loss per share              $ (2,834)          $ (3,412)
                                                        ========           ========

DENOMINATOR:
    Denominator for basic net loss per share -            23,185             22,875
        weighted-average shares outstanding
    Effect of dilutive securities-employee
    Stock options*                                            --                 --
                                                        --------           --------
Denominator for diluted net loss per share                23,185             22,875
                                                        ========           ========
 Net  loss per share - basic and diluted                $  (0.12)          $  (0.15)
                                                        ========           ========


* Since the Company had losses from operations during the three months ended March 31, 2001 and March 31, 2000, weighted-average shares were not included in the computations because their effects would be antidilutive.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)
NOTE 6 - COMPREHENSIVE LOSS

     The following is a summary of comprehensive loss for the three-month periods ended March 31, 2001 and 2000, respectively:

                                               Three Months Ended
                                                    March 31
                                          ----------------------------
                                              2001             2000
                                          -----------       ----------
                                                 (In thousands)

Net loss                                   $(2,834)          $(3,412)
Unrealized gains on marketable
securities                                      --                 1
                                           =======           =======
Comprehensive loss                         $(2,834)          $(3,411)
                                           =======           =======

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Results And Market Price Of Stock" and in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Overview

     TCSI currently operates in one industry, which is providing integrated software products and services for the global telecom industry. Historically, the Company's two product lines have been: (1) Catalant(R), which offered carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offered integrated Operations Support System solutions, including providing service assurance, mediation and billing functionality for emerging service providers. On a going-forward basis, the Company will focus on the following two products: (1) Catalant and (2) IncomeConnect(R), a billing data mediation product which either centrally, or in a distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. In the three months ended March 31, 2001, TCSI Corporation launched two new products within the Catalant product line: (i) the Catalant Service Fulfillment Suite, a scalable, ready-to-use network and services management system that enables the delivery of complex,
customer-centric  data  communications   services  over  today's  Time  Division
Management ("TDM"), Frame Relay, and automated Asynchronous Transfer Mode ("ATM") technologies; and (ii) Catalant Quickstart, a turnkey software and services package that allows emerging equipment manufacturers to deploy a functional element management system ("EMS") for their devices.

     The Company provides services to customers under time-and-material and fixed price contracts. The Company recognizes revenues under time-and-material-type contracts as the services are performed. Service revenues also include maintenance revenues, which the Company recognizes ratably over the terms of the maintenance contracts, which are usually based upon a twelve-month period. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred, as measured by labor hours, in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has, in certain specific customer cases, reduced its accounts receivable when such disputes could not be amicably resolved, and may do so in the future, if the specific case warrants it. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to the elements of the arrangement.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. In this regard, the consistency of the Company's 2001 and 2000 quarterly results for the three months ended March 31, have been adversely affected by delays in the purchase of software licenses and related services.

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

Results of Operations

     Revenues. The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended March 31, 2001 decreased 30% to $3.7 million, from $5.3 million for the comparable 2000 period. The decline in total revenues was the result of a decline in service revenues, while the software licensing fee revenues for the three months ended March 31, 2001 approximated the software licensing fee revenues for the comparable 2000 period.

     Revenues from services for the three months ended March 31, 2001 decreased 52% to $1.6 million, from $3.3 million for the comparable 2000 period. The decrease resulted primarily from the completion of several major projects in 2000, which were not replaced in 2001.

     Revenues outside of the United States accounted for 62% of the Company's total revenues for the three months ended March 31, 2001 compared to 59% for the comparable 2000 period. Revenues from the Asia-Pacific region for the three months ended March 31, 2001 of $1.2 million, approximated the revenues from the Asia-Pacific region for the comparable 2000 period. Revenues from the European region for the three months ended March 31, 2001 decreased 42% to $1.1 million, from $1.9 million for the comparable 2000 period. The decrease was due to both the completion of several major projects in 2000 without follow-on work in 2001, and due to the cancellation of maintenance contracts for two major customers in 2001. Revenues from the Americas for the three months ended March 31, 2001 decreased 36% to $1.4 million, from $2.2 million for the comparable 2000 period. The decrease was due to both the decline in professional

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)

services work in 2001 for one major customer, due to that customer's severe financial hardships, and due to decreases in maintenance revenues in 2001 for two other major customers, due to their renewal contracts being deferred to the second quarter of 2001. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

     To-date, a portion of revenues has been concentrated among a limited number of customers. Three customers each individually accounted for more than 10% of the Company's revenue during the three months ended March 31, 2001, with Italtel, NEC and Cosine contributing 25%, 20% and 15% of total revenues, respectively. For the three months ended March 31, 2001, the concentration of revenues from the Company's five largest customers in aggregate was 77%, compared to 51% for the comparable 2000 period. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See "Certain Factors That May Affect Future Results and Market Price of Stock - Customer Concentration" section.)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended March 31, 2001 decreased 30% to $1.6 million, from $2.3 million for the comparable 2000 period. The decrease is due to reduced headcount and related expenses in the current quarter. Included in the first quarter of the current year, was a $100,000 one-time charge incurred in January related to the write-off of license fees. Had this charge not occurred, costs of services for the three months ended March 31, 2001 would have decreased 35% compared to the comparable 2000 period. As a percentage of service revenues, costs of services for the three months ended March 31, 2001 approximated 100% of revenues from services compared to 70% of revenues from services for the comparable 2000 period. The cost of service percentage may fluctuate from the first quarter 2001 level as existing and future customers increase or decrease their development efforts.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three months ended March 31, 2001, the Company invested $2.2 million, or 59% of revenues, in internally-funded product development compared with $3.4 million, or 64% of revenues for the three months ended March 31, 2000. During the first quarter of 2001, product development spending decreased 35% compared to the first quarter of 2000. The decrease in product development expenses in 2001 is due primarily to the Company's expense reduction efforts, resulting in decreases in employee headcount and related costs. The Company expects to continue to invest in new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. Selling, general and administrative expenses for the three months ended March 31, 2001 decreased 9% to $2.9 million, from $3.2 million for the comparable 2000 period. The

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)

decrease in such expenses in 2001 was due to the combined reasons of reductions in employee headcount and related costs, lower rent expense resulting from the consolidation of the Company's operations, and a decline of $0.3 million in amortization costs due to the December 2000 write-off of the intangible assets and goodwill associated with the acquisition of GTE-NMO, as a result of impairment. In an on-going effort to reduce expenses and focus its operations, the Company closed its Bothell, Washington office in early April of 2001. The facility had primarily supported the WorldWin product line, which TCSI transitioned away from in the fourth quarter of 2000, due primarily to its poor historical results. Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2001 were 78% of revenues, compared to 60% of revenues for the comparable 2000 period. The increase in selling, general, and administrative expenses as a percentage of revenues in 2001 resulted primarily from the reduction of such costs at a rate less than that of the reduction in total revenues.

     Nonrecurring Special Items. For the three months ended March 31, 2001, the Company did not record any nonrecurring special items. For the three months ended March 31, 2000, the Company recorded charges of $0.4 million due primarily to severance costs associated with the Company's reorganization of its operations.

     Income Tax Provision. For the three months ended March 31, 2001, the Company recorded an income tax provision of $0.2 million related to payments for taxes in foreign jurisdictions. For the three months ended March 31, 2000, no income tax provision was recorded by the Company.

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $0.7 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $5.7 million for the comparable 2000 period. The decrease in net cash provided by operations was principally the result of the decline in collections of accounts receivable in 2001 compared to collections of accounts receivable for the comparable 2000 period, due to the decrease in revenues and reductions in accounts payable, deferred revenues, and accrued compensation.

Investing Activities

     Net cash provided by investing activities was $5.6 million for both the three months ended March 31, 2001 and also for the comparable 2000 period. During the three months ended March 31, 2001, the purchases of marketable securities were $2.7 million, compared to $1.0 million of marketable securities for the comparable 2000 period and the redemptions of marketable securities during the three months ended March 31, 2001 were $8.3 million compared to $6.9 million of marketable securities for the comparable 2000 period.

Financing Activities

     Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2001 compared to $1.2 million for the comparable 2000 period. The decrease was the result of decreased stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), and the result of no stock option exercises for the three months ended March 31, 2001, which is a function of market conditions and investment decisions made by employees. The proceeds from ESPP purchases for the three months ended

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)

March 31, 2001 were $0.1 million, compared to proceeds from stock option exercises and ESPP purchases of $1.0 million and $0.2 million, respectively, for the comparable 2000 period.

Additional Information on Liquidity and Capital Resources

     As of March 31, 2001, the Company had cash and equivalents and short-term marketable securities of $32.7 million, a $0.7 million, or 2% decrease, from December 31, 2000. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

     As of March 31, 2001, the Company had no outstanding debt.

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

International Sales

     Revenues outside of the United States accounted for 62% of the Company's total revenues for the three months ended March 31, 2001. The Company expects that international revenues will continue to

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)

account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     TCSI's competitors include Dorado Systems, Objective Systems Integrators, AdventNet, Lumos and MicroMuse for the Catalant product and Openet, Computer Generation, Inc, and Comptel for the IncomeConnect product. Hardly any of the Company's competitors compete across both TCSI's product lines. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. Additionally, several of TCSI's competitors may be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

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

Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in its executive management in the first quarter of 2001. For example, in March, 2001, Ellen Ahearn resigned as Vice President - Finance and Administration, Secretary, and Treasurer and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in March, 2001, the positions of Vice President of Global Sales and Vice President of Engineering were also filled. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

                                TCSI CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of March 31, 2001, the Company's cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     Foreign Currency Exchange Risk. The majority of the Company's revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

                                TCSI CORPORATION

Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a)  The following exhibit is filed herewith:

       Exhibit No.     Description
       -----------     -----------
        10.33          Arrangement for Employment with Chief Financial Officer,
                       dated March 12, 2001.


(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                TCSI Corporation


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TCSI CORPORATION
                            (Registrant)


May 14, 2001                By: /s/ Kenneth E. Elmer
                                --------------------
                            Kenneth E. Elmer
                            Chief Financial Officer, Secretary, and Treasurer
                            (Principal Financial Officer and Principal
                            Accounting Officer)

[TCSI LOGO]
--------------------------------------------------------------------------------

            EMPLOYMENT AGREEMENT                       EXHIBIT 10.33


THIS EMPLOYMENT  AGREEMENT is entered into as of the 12th day of March,  2001 by
and  between  Kenneth  Elmer  (the   "EMPLOYEE")  and  TCSI   Corporation   (the
"EMPLOYER").

1. Employment. EMPLOYER employs EMPLOYEE, and EMPLOYEE accepts employment with EMPLOYER, on the terms and conditions set forth in this Agreement. Your effective date of hire will be March 12, 2001.

2. Term of Employment. The employment relationship between EMPLOYEE and EMPLOYER may be terminated as follows:

     (a) During the first ninety (90) days of employment, either party may terminate without prior notice and for any reason whatsoever with or without cause.

     (b) After the first ninety (90) days of employment, either party may terminate for any reason whatsoever, with or without cause, upon the giving of (i) two (2) weeks' written notice to the other party, or
          (ii) pay equal to two (2) weeks of EMPLOYEE'S salary in lieu of such notice.

     (c) At any time, EMPLOYER may terminate EMPLOYEE without prior notice and without additional pay if EMPLOYEE materially fails to perform any obligation or duty owed to EMPLOYER.

3.   Duties.

     EMPLOYEE'S Job Title shall be Chief Financial Officer.

     EMPLOYEE shall perform such tasks and duties as may be assigned by EMPLOYER, from time to time. At all times EMPLOYEE shall follow all of EMPLOYER'S instructions and directions and shall abide by all of EMPLOYER'S rules and procedures in force from time to time while employed. EMPLOYEE shall devote his/her full time, attention, skill and efforts to the tasks and duties assigned by EMPLOYER. Without the prior written consent of EMPLOYER, EMPLOYEE shall not provide services, for compensation, to any other person or business entity while employed by EMPLOYER.

     EMPLOYEE understands and acknowledges that EMPLOYER has a policy not to engage directly or indirectly, deliberately or inadvertently, in any recruitment or employment policies that cause the EMPLOYEE to violate any contract commitment such EMPLOYEE may have with a prior EMPLOYER or other third party. By accepting employment, EMPLOYEE certifies that no such conflict exists and that any questions regarding a potential conflict have been fully disclosed in writing to EMPLOYER.

4.   Compensation.  As compensation  for all services to be rendered by EMPLOYEE to EMPLOYER, EMPLOYEE shall be paid a salary at the annual rate of $170,000, which covers all hours worked unless EMPLOYEE is non-exempt in which case overtime for work in excess of 40 hours per week will be paid in
     conformance   with  applicable  laws.

EMPLOYMENT AGREEMENT
================================================================================

     Said salary shall be payable in accordance with EMPLOYER'S standard procedures, less regular payroll deductions.

     (a) Generally, EMPLOYEE'S salary will be reviewed annually in conjunction with a focal review of performance. EMPLOYEE understands and agrees that EMPLOYEE'S salary may be adjusted by EMPLOYER prospectively, and at its sole discretion from time to time, without affecting the remaining terms of this Agreement.

     (b) EMPLOYEE understands and agrees that any other compensation that may be paid to EMPLOYEE for services rendered, or to be rendered, (whether by way of an incentive payment, opportunity to acquire stock or any other form of additional compensation) shall rest in the sole discretion of EMPLOYER.

     (c) EMPLOYEE will be eligible to participate in EMPLOYER'S discretionary incentive plan as determined by company profitability and EMPLOYEE'S performance.

     (d)  Signing  Bonus
          EMPLOYEE will receive a signing bonus in the amount of $10,000 in his/her first paycheck. If EMPLOYEE should leave the company voluntarily within the first twelve months of employment, the sign-on bonus will be repayable to EMPLOYER proportionate to the length of EMPLOYEE'S employment.

5. Adjustments and Changes in Employment Status. EMPLOYEE understands that EMPLOYER reserves the right to make personnel decisions regarding EMPLOYEE'S employment, including but not limited to decisions regarding any promotion, salary adjustment, transfer or disciplinary action, up to and including termination, consistent with the needs of the business.

6.   Immigration   Documentation.   EMPLOYEE'S  employment  is  contingent  upon
     EMPLOYEE'S ability to prove his or her identity and authorization to work in the U.S. for EMPLOYER.


7. Benefits. EMPLOYEE will be eligible for paid time off in accordance with company policy for executive staff. Executive staff members do not accrue a fixed amount of paid time off and instead may schedule paid time off as required, taking into consideration the needs of the company. EMPLOYEE will be provided with medical, dental, vision, life, accident, and disability insurance benefits, as provided in EMPLOYER'S benefit plans, and pursuant to the eligibility requirements of the plans. EMPLOYEE will be eligible to participate in EMPLOYER'S 401(k) retirement plan, employee stock purchase plan, and annual stock option awards, pursuant to the terms of each plan. These benefits may change from time to time.

8. Additional Benefits, If Any. EMPLOYEE will be provided with the following additional benefits, which may also change from time to time:

EMPLOYMENT AGREEMENT
================================================================================

     Stock Options
     EMPLOYEE will receive a grant of 125,000 stock options. The options price will be the closing price on EMPLOYEE'S employment date. As further described in the stock purchase agreement and stock option plan that govern EMPLOYEE'S options, the options have a six year term and a three year vesting schedule with one-third of the options vesting after one year and 1/36th vesting each month thereafter.

9. Property Rights; Duty to Disclose. EMPLOYEE agrees to execute and be bound by the provisions of the EMPLOYER'S "Non-Disclosure/Assignment Agreement" attached hereto as Exhibit A and made a part hereof by this reference as though set forth in full herein. The provisions of Exhibit A shall survive any termination of this Agreement.

10. Nonsolicitation of Employees. EMPLOYEE specifically agrees that during the term of this Agreement and for a period of one (1) year thereafter, EMPLOYEE shall not, directly or indirectly, either for himself or for any other person, firm, corporation or other legal entity, solicit any then employee of EMPLOYER to leave the employment of EMPLOYER.

11. No Assignment. This Agreement may not be assigned by EMPLOYEE without the written consent of EMPLOYER. This Agreement shall be binding on the heirs, executors, administrators, personal representatives, successors and assigns of EMPLOYEE and EMPLOYER.

12. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with and subject to the laws of the state where the EMPLOYEE was principally rendering services for EMPLOYER.

13. Notices. All notices or other communications provided for by this Agreement shall be made in writing and shall be deemed properly delivered when (i) delivered personally or (ii) by the mailing of such notice by registered or certified mail, postage prepaid, to the parties at the addresses set forth on the signature page of this Agreement (or to such other address as one party designates to the other in writing).

14. Entire Agreement and Waiver. This Agreement is the entire agreement between the parties relating to EMPLOYEE'S employment. It supersedes all prior agreements, arrangements, negotiations and understandings, both written and verbal, related thereto. No waiver of any term, provision or condition of this Agreement shall be deemed to be, or shall constitute, a waiver of any other term, provision or condition herein, whether or not similar. No such waiver shall be binding unless in writing and signed by the waiving party.

15. Amendments. No supplement, modification or amendment of any term, provision or condition of this Agreement shall be binding or enforceable unless evidenced in writing executed by EMPLOYEE and Chief Financial Officer of EMPLOYER.

16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

EMPLOYMENT AGREEMENT
================================================================================

17. Dispute Resolution Procedure. The parties agree that any dispute arising out of or related to the employment relationship between them, including the termination of that relationship and any allegations of unfair or discriminatory treatment arising under state or federal law or otherwise, shall be resolved by final and binding arbitration, except where the law specifically forbids the use of arbitration as a final and binding remedy. The parties shall first submit any dispute to non-binding mediation before a mediator to be jointly selected by the parties. If the mediation does not resolve the dispute, the parties agree that the dispute shall be resolved by final and binding arbitration, to be held in Alameda County, pursuant to the Employment Dispute Resolution Rules of the American Arbitration Association. Each party shall be responsible for paying its own legal fees. The parties shall split the costs of any mediation. The EMPLOYER shall bear the costs of arbitration if the EMPLOYEE prevails. The EMPLOYEE shall pay half the costs of arbitration or $500, whichever is less, if the EMPLOYER prevails.

     Arbitration shall be the exclusive final remedy for any dispute between the parties, including but not limited to disputes involving claims for discrimination or harassment (such as claims under the Fair Employment and Housing Act, Title VII of the Civil Rights Act of 1964, the Americans with Disabilities Act, or the Age Discrimination in Employment Act), wrongful termination, breach of contract, breach of public policy, physical or mental harm or distress, or any other disputes.

18. Reformation/Severability. If any provision of this Agreement is declared invalid by any tribunal, then such provision shall be deemed automatically adjusted to the minimum extent necessary to conform to the requirements for validity as declared at such time and, as so adjusted, shall be deemed a provision of this Agreement as though originally included herein. In the event that the provision invalidated is of such a nature that it cannot be so adjusted, the provision shall be deemed deleted from this Agreement as though such provision had never been included herein. In either case, the remaining provisions of this Agreement shall remain in effect.

After carefully reading and considering the foregoing provisions and Exhibit A, EMPLOYEE has voluntarily signed this Agreement as of the date first above written.

COMPANY:                                             EMPLOYEE:

TCSI Corporation   /s/ Yasushi Furukawa         /s/ Kenneth Elmer
---------------------------------------         -------------------------
                                                Kenneth Elmer
                                                Employee Signature


March 12, 2001                                  March 12, 2001
---------------------------------------         --------------------------
Date                                            Date

EMPLOYMENT AGREEMENT
================================================================================

EXHIBIT A

Kenneth Elmer ("EMPLOYEE") is employed, or is being hired, by TCSI Corporation ("the COMPANY") and may learn, or has learned, information that the COMPANY keeps secret from its competitors and others. As a condition of employment or continued employment, EMPLOYEE agrees to the terms of this Agreement.

1. Proprietary Information Defined. The term "Proprietary Information" means the following classes of information relating to the COMPANY's business:

     (a) Trade secrets and other proprietary and confidential information which are owned by the COMPANY and which have to do with:

          (i) the operation of the COMPANY's business, consisting, for example, and not intending to be inclusive, of its lists or other identifications of clients or prospective clients of the COMPANY (and key individuals employed or engaged by such clients or prospective clients), the nature and type of services rendered to such clients (or proposed to be rendered to prospective clients), fees charged or to be charged, proposals, inventions, methodologies, algorithms, formulae, processes, compilations of information, form and content of data bases, designs, drawings, models, equipment, results of research proposals, job notes, reports, records, specifications, software, firmware and procedures used in, or related to, the COMPANY's products; and

          (ii) the COMPANY's relations with its employees, including without limitations, salaries, job classifications and skill levels;

     (b) Financial, sales and marketing data compiled by the COMPANY as well as the COMPANY's financial, sales and marketing plans and strategies, customer lists and non-public pricing;

     (c) All ideas, concepts, information and written material about a client disclosed to EMPLOYEE by the COMPANY, or acquired from a client of the COMPANY, and all financial, accounting, statistical, personnel and business data and plans of clients, are and shall remain the sole and exclusive property and proprietary information of the COMPANY, or said client;

     (d) Any other information designated by the COMPANY to be confidential, secret and/or proprietary.

2. Obligation to Keep Confidential. EMPLOYEE acknowledges and agrees that all Proprietary Information that comes into EMPLOYEE's possession (including any information originated or developed by EMPLOYEE while employed by the COMPANY) is secret and is the exclusive property of the COMPANY. EMPLOYEE agrees to use the Proprietary Information only in connection with EMPLOYEE's work for the COMPANY. EMPLOYEE agrees, while employed with the COMPANY and thereafter, to hold the Proprietary Information in confidence and agrees not to disclose or reveal, in any manner, any Proprietary Information to any person or entity.

3. Return of Information. EMPLOYEE agrees, upon the request of the COMPANY or upon leaving the employ of the COMPANY, to return promptly to the COMPANY the original and all copies of any documents, reports, notes or other materials incorporating or reflecting, in any way, any Proprietary Information in the possession or under the control of EMPLOYEE.

4. Inventions Belong to the COMPANY. EMPLOYEE acknowledges and agrees that any inventions, discoveries or improvements which EMPLOYEE has conceived or made or may conceive or make during EMPLOYEE's employment with the COMPANY, whether made individually or jointly with others, which:

          (i) relate or pertain to, or are in any way connected with, the systems, products, apparatus or methods utilized, or are the subject of research or development (actual or anticipated) by the COMPANY; or

          (ii) utilize equipment, supplies, facilities or Proprietary Information belonging to the COMPANY (collectively the "Inventions") shall be the sole and exclusive property of the COMPANY and the Inventions shall be deemed to be works for hire.

     (a) EMPLOYEE agrees to make prompt and full disclosure to the COMPANY of all inventions, discoveries or improvements made by EMPLOYEE during the term of the Agreement, solely or jointly with others, whether or not such invention, discovery or improvement will actually become the property of the COMPANY pursuant to this Agreement. EMPLOYEE agrees to make such disclosures with the understanding and the agreement of the COMPANY that, as to any invention, discovery or improvement to which the COMPANY is not entitled, the information disclosed will be received and held strictly in confidence by the COMPANY and that such disclosure is for the sole purpose of determining whether or not rights to such invention, discovery or improvement is the property of the COMPANY.

     (b) To the extent EMPLOYEE would be deemed to be an owner of any of the rights in the Inventions, EMPLOYEE hereby assigns to the COMPANY all such rights in the Inventions. EMPLOYEE hereby agrees to execute and sign any and all applications, assignments or other instruments which the COMPANY may deem necessary in order to enable it, at its expense, to apply for, prosecute and obtain Letters of Patent, trademarks, copyrights or other legal protections in the United States or foreign countries for the Inventions, or in order to assign or convey to or vest in the COMPANY the sole and exclusive right, title and interest in and to the Inventions.

     (c) The obligations contained in this Paragraph 4, except for the requirements as to disclosure, do not apply to any rights EMPLOYEE may have acquired in connection with an invention, discovery or improvement for which no equipment, supplies, facility or trade secret information of the COMPANY was used and which was developed entirely on the EMPLOYEE's own time, and provided that such invention, discovery or improvement does not: (i) relate directly or indirectly to the business of the COMPANY or to the COMPANY's actual or demonstrable anticipated research or development; and (ii) result from any work performed by EMPLOYEE for, or on behalf of, the COMPANY.

5. Injunctive Relief. EMPLOYEE acknowledges and agrees that, because any use or disclosure of the COMPANY's Proprietary Information other than for the COMPANY's benefit and without the COMPANY's prior written consent would cause irreparable injury to the COMPANY, the COMPANY, in addition to any other remedies available, will be entitled to obtain an injunction to enforce the provisions of this Agreement.

EMPLOYMENT AGREEMENT
================================================================================

6. Reformation/Severability. If any provision of this Agreement is declared invalid by any tribunal, then such provision shall be deemed automatically adjusted to the minimum extent necessary to conform to the requirements for validity as declared at such time and, as so adjusted, shall be deemed a provision of this Agreement as though originally included herein. In the event that the provision invalidated is of such a nature that it cannot be so adjusted, the provision shall be deemed deleted from this Agreement as though such provision had never been included herein. In either case, the remaining provisions of this Agreement shall remain in effect.

NOTE: POLICY STATEMENT AGAINST THE USE OF TRADE SECRETS OF OTHERS.
      -----------------------------------------------------------

It is the practice and policy of COMPANY not to use the trade secrets of others. Thus, EMPLOYEE should not use any information which any prior employer identified specifically as a trade secret or as Proprietary Information. However, EMPLOYEE is not required to maintain the confidentiality of any information which is:

          (i)  known to EMPLOYEE prior to the disclosure by the prior  employer;
               or

          (ii) known, or becomes known, to third parties knowledgeable in the industry without the fault or negligence of EMPLOYEE; or

          (iii)subsequently   rightly   received  from  a  third  party  without
               restrictions regarding secrecy of confidentiality; or

          (iv) independently developed by EMPLOYEE or by EMPLOYEE without recourse to the "trade secret" of another; or

          (v)  furnished  by  a  prior   employer  to  a  third  party   without
               restriction   or  obligation  to  maintain  the  secrecy  or  the
               confidentiality of such information; or

          (vi) approved  for  release  by  the  owner  of  the  "trade   secret"
               information.

I acknowledge that I have read and understood the above terms and conditions and agree to be bound thereby. In addition, I acknowledge a receipt of a copy of this Agreement.

COMPANY:                             EMPLOYEE:

TCSI Corporation
                                     /s/  Kenneth Elmer
-------------------------------      ------------------------------
                                     Kenneth Elmer
                                     Employee's Signature