Form 10-Q
period 2001-06-30
TCSI CORP
filed 2001-08-14
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   [X]       No   [_]

            23,205,534 shares of common stock of the registrant were
                       outstanding as of August 3, 2001.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I - Financial Information


Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
              June 30, 2001 (Unaudited) and December 31, 2000                3

         Consolidated Statements of Operations for the three and six
              Months ended June 30, 2001 and 2000 (Unaudited)                4

         Condensed Consolidated Statements of Cash Flows for the
              Six months ended June 30, 2001 and 2000 (Unaudited)            5

         Notes to Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 3.  Market Risk                                                        24


Part II - Other Information


Item 1.  Legal Proceedings                                                  N/A

Item 2.  Changes in Securities                                              N/A

Item 3.  Defaults Upon Senior Securities                                    N/A

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                  N/A

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signature                                                                    26

Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     June 30,    December 31,
                                                                                       2001         2000 *
                                                                                    -----------  ------------
                                                                                    (Unaudited)
ASSETS
Current assets:
      Cash and equivalents                                                          $ 10,478       $ 11,886
      Marketable securities                                                           19,602         21,523
      Receivables, net                                                                 2,687          4,827
      Other receivables                                                                  164            191
      Other current assets                                                               938          1,238
                                                                                    --------       --------
           Total current assets                                                       33,869         39,665
Furniture, equipment, and leasehold improvements, net                                  4,493          5,568
Noncurrent equity investment                                                             558            658
Other noncurrent assets                                                                  417            422
                                                                                    --------       --------
              Total assets                                                          $ 39,337       $ 46,313
                                                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                      $  2,501       $  2,777
      Accrued compensation and related costs                                           2,381          2,209
      Deferred revenues                                                                1,691          1,715
      Income taxes payable                                                               355          1,054
                                                                                    --------       --------
           Total current liabilities                                                   6,928          7,755

Shareholders' equity:
      Common stock, par value $0.10 per share; 75,000,000 shares authorized;
           23,205,534 and 23,144,219 shares issued and outstanding, at June 30,
           2001 and December 31, 2000, respectively                                    2,320          2,314
      Additional paid-in capital                                                      52,753         52,654
      Accumulated other comprehensive income                                              10             21
      Accumulated deficit                                                            (22,674)       (16,431)
                                                                                    --------       --------
           Total shareholders' equity                                                 32,409         38,558
                                                                                    --------       --------
              Total liabilities and shareholders' equity                            $ 39,337       $ 46,313
                                                                                    ========       ========

* THE AMOUNTS AT DECEMBER 31, 2000 WERE DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 INCLUDED IN THE COMPANY'S MOST RECENT ANNUAL REPORT ON FORM 10-K.


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,               June 30,
                                                     --------------------------------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
Revenues:
     Services                                        $  2,004    $  3,014    $  3,590    $  6,304
     Software licensing fees                              760       2,426       2,827       4,483
                                                     --------    --------    --------    --------
          Total revenues                                2,764       5,440       6,417      10,787

Costs, expenses, and special items:
     Services                                           1,420       2,416       3,056       4,763
     Product development                                1,751       2,201       3,944       5,570
     Selling, general, and administrative               3,417       3,550       6,303       6,733
     Nonrecurring special items, net                      562        --           562         364
                                                     --------    --------    --------    --------
          Total costs, expenses, and special items      7,150       8,167      13,865      17,430
                                                     --------    --------    --------    --------
Loss from operations                                   (4,386)     (2,727)     (7,448)     (6,643)
Interest income and other income (expense), net           362         544         743       1,048
                                                     --------    --------    --------    --------
Loss before income tax benefit                         (4,024)     (2,183)     (6,705)     (5,595)
Income tax benefit                                        615        --           462        --
                                                     --------    --------    --------    --------
Net loss                                             $ (3,409)   $ (2,183)   $ (6,243)   $ (5,595)
                                                     ========    ========    ========    ========
Net loss per share - basic and diluted               $  (0.15)   $  (0.09)   $  (0.27)   $  (0.24)
                                                     ========    ========    ========    ========
Shares used in computing basic and diluted net
per share                                              23,206      23,054      23,195      22,965
                                                     ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
Cash flows from operating activities:
    Net loss                                                                       $ (6,243)   $ (5,595)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                1,205       2,273
         Gain on disposal of fixed assets
                                                                                         --         (10)

         Compensation charge associated with grant of stock options to employees         20          45
         Write-down of noncurrent equity investment for other than temporary decline in value
                                                                                        100          --
         Net changes in operating assets and liabilities:
             Receivables, net                                                         2,140       7,850
             Other receivables, other current assets and other
                  noncurrent assets, net                                                332          99
             Accounts payable and accrued liabilities                                  (276)       (914)
             Accrued compensation and related costs                                     172         111
             Deferred revenues                                                          (24)       (450)
             Income taxes payable                                                      (699)        440
                                                                                   --------    --------
               Net cash (used in) provided by operating activities                   (3,273)      3,849

Cash flows from investing activities:
    Expenditures for furniture, equipment and leasehold improvements                   (129)       (369)
    Purchases of marketable securities                                               (7,684)     (3,012)
    Redemptions of marketable securities                                              9,593      10,624
                                                                                   --------    --------
               Net cash provided by investing activities                              1,780       7,243

Cash flows from financing activity:
      Proceeds from issuance of common stock                                             85       1,175
Net (decrease) / increase in cash and equivalents                                    (1,408)     12,267
Cash and equivalents at the beginning of the period                                  11,886       8,788
                                                                                   --------    --------
Cash and equivalents at the end of the period                                      $ 10,478    $ 21,055
                                                                                   ========    ========


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated interim financial statements of TCSI Corporation ("TCSI" or the "Company"), included herein, have been prepared on the same basis as the December 31, 2000 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any other period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's most recent Annual Report on Form 10-K, as filed with the SEC on March 29, 2001.

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

     Receivables consist of the following:

                                                    June 30,    December 31,
                                                      2001          2000
                                                    -------       -------
                                                       (In thousands)

     Billed receivables                             $ 2,008       $ 3,604
     Unbilled receivables                             1,294         1,838
     Less: allowance for doubtful accounts             (615)         (615)
                                                    -------       -------
                                                    $ 2,687       $ 4,827
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

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

     Equipment, furniture, and leasehold improvement balances consist of the following:

                                                   June 30,    December 31,
                                                     2001          2000
                                                  ---------    ------------
                                                      (In thousands)

Computer equipment                                $ 20,122       $ 20,011
Furniture and fixtures                               4,253          4,253
Leasehold improvements                               7,107          7,089
                                                  --------       --------
                                                    31,482         31,353
Less: accumulated depreciation and amortization    (26,989)       (25,785)
                                                  --------       --------
                                                  $  4,493       $  5,568
                                                  ========       ========
NOTE 4 - INCOME TAXES

     Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of June 30, 2001 and December 31, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets. In addition, due to TCSI agreeing to a settlement with the Internal Revenue Service related to a previous year's federal income tax audit, the Company reversed $0.7 million of federal income tax liability in June of 2001, resulting in a net income tax benefit for the three and six months ended June 30, 2001.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

NOTE 5 - NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of the Company's outstanding warrant and stock options (calculated using the treasury stock method).

     The following table sets forth the computation of basic and diluted net loss per share:

                                                      Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
                                                        (In thousands, except per share amounts)
Numerator
   Numerator for basic net loss per share            $ (3,409)   $ (2,183)   $ (6,243)   $ (5,595)
                                                     ========    ========    ========    ========

Denominator
  Denominator for basic and diluted loss per share
    -- weighted average common shares                  23,206      23,054      23,195      22,965
                                                     ========    ========    ========    ========
  Net loss per share-basic and diluted               $  (0.15)   $  (0.09)   $  (0.27)   $  (0.24)
                                                     ========    ========    ========    ========

Since the Company had losses from operations during the three and six months ended June 30, 2001 and June 30, 2000, weighted average shares related to the effect of employee stock options were not included in the computations because their effects would be antidilutive.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)

NOTE 6 - COMPREHENSIVE LOSS

     The following is a summary of comprehensive loss for the three and six months ended June 30, 2001 and 2000, respectively:

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------    ------------------
                                                           2001       2000       2001       2000
                                                         -------    -------    -------    -------
                                                                      (In thousands)
Net loss                                                 $(3,409)   $(2,183)   $(6,243)   $(5,595)
Unrealized (losses) / gains on marketable securities         (11)        30        (11)        31
                                                         -------    -------    -------    -------
Comprehensive loss                                       $(3,420)   $(2,153)   $(6,254)   $(5,564)
                                                         =======    =======    =======    =======

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

Overview

     TCSI currently operates in one industry, which is providing integrated software products and services for the global telecom industry. Historically, the Company's two product lines have been: (1) Catalant(R), which offered carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offered integrated Operations Support System solutions, including providing service assurance, mediation and billing functionality for emerging service providers. In the fourth quarter of 2000, TCSI transitioned away from new sales of the WorldWin product based upon WorldWin's poor historical results, and at December 31, 2000, the Company decided to focus on the two product lines of Catalant and IncomeConnect(R), the latter being a billing data mediation product which either centrally, or in a distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. During the second quarter of 2001, the product line of IncomeConnect underwent a phasing out due to its disappointing results and projections. During the three months ended March 31, 2001, TCSI Corporation launched two new products within the Catalant product line: (i) the Catalant Service Fulfillment Suite ("SFS"), a scalable, ready-to-use network and services management system that enables the delivery of complex, customer-centric data communications services over today's Time Division Management ("TDM"), Frame Relay, and automated Asynchronous Transfer Mode ("ATM") technologies; and (ii) Catalant Quickstart, a turnkey software and services package that allows emerging equipment manufacturers to deploy a functional element management system ("EMS") for their devices. In addition, during the three months ended June 30, 2001, TCSI Corporation commenced operations of another product within the Catalant product line: (iii) Catalant Service Quality Management ("SQM"), a service management solution that provides differentiation between voice, data, and application services while containing the cost base, and, in addition, automates key operations tasks, applying analysis to a multitude of network data and transforming it into usable information. Due to these events, from the second quarter of 2001 and thereafter, the Company will report the financial results of its Catalant product line separately among the following three classifications: (1) Catalant Original Equipment Manufacturer ("OEM"), which includes Catalant Quickstart, (2) Catalant SFS and (3) Catalant SQM.

     The Company provides services to customers under time-and-material and fixed price contracts. The Company recognizes revenues under time-and-material-type contracts as the services are performed. Service revenues also include maintenance revenues, which the Company recognizes ratably over the terms of the maintenance contracts, which are usually based upon a twelve-month period. For fixed price contracts, the Company recognizes revenues using the percentage-of-completion method, which is based on the percentage of contract costs incurred, as measured by labor hours, in relation to total estimated contract costs. The scope and size of the Company's system solutions can be large and complex, often requiring delivery over several quarters. From time-to-time, customers have established payment milestones, which can be achieved only after completion of the related services. In limited cases, some customers have disputed fees charged for services provided. Although the Company has been, and is, under no obligation to compromise its billed amounts, the Company has, in certain specific customer cases, reduced its accounts receivable when such disputes could not be amicably resolved, and may do so in the future, if the specific case warrants it. Additionally, a portion of the Company's revenues has been, and is expected to continue to be, derived from

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


software licensing fees from a limited number of customers. The Company also licenses software to customers under contracts, which do not require significant production, modification or customization of software. The Company recognizes revenues under these contracts when a non-cancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to all undelivered elements of the arrangement.

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. In this regard, the consistency of the Company's 2001 and 2000 quarterly results for the three and six months ended June 30, have been adversely affected by delays in the purchase of software licenses and related services.

     In addition, a substantial portion of the Company's revenues is derived from the sale of the Company's software products and services to major telecom service providers and equipment manufacturers. Due to the complex nature of the advanced element, network, and service management systems being developed, successful deployment of these systems can contain significant technological risks. The Company has in the past relied, and will in the future rely, on its development and implementation expertise. Additionally, development and implementation of these systems often occurs over several quarters. There exists the risk that a change in a customer's technology or business strategy during such lengthy development and implementation periods may cause early termination of a project or discontinuance of future phases. In this regard, the Company, in limited cases, has experienced, and may continue to experience, fluctuations in revenues and operating results on a quarterly basis due to termination, cancellation, or non-renewal of agreements. Management believes that revenue growth is highly dependent upon the development and enhancement of software products that meet market needs. Management intends to target Company-funded product development spending at levels consistent with the Company's growth objectives and improvement of its competitive position. Furthermore, management expects that, from time to time, it may periodically acquire businesses, products, or technologies to enhance the Company's current product offerings.

     Backlog and Bookings. At June 30, 2001, the Company's backlog amounted to approximately $10.8 million compared to approximately $5.3 million and $5.8 million at March 31, 2001 and December 31, 2000, respectively. During the three months ended June 30, 2001, contract bookings amounted to approximately $8.3 million (representing the highest contract bookings in two years) compared to $4.3 million for the three months ended June 30, 2000, and for the six months ended June 30, 2001, contract bookings amounted to approximately $11.4 million compared to $9.6 million for the six months ended June 30, 2000. The Company estimates that approximately $3.9 million included in the June 30, 2001 backlog amount is not expected to be realized within the next twelve months.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


Results of Operations

     Revenues. The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended June 30, 2001 decreased 48% to $2.8 million, from $5.4 million for the comparable 2000 period. Total revenues for the six months ended June 30, 2001 decreased 41% to $6.4 million, from $10.8 million for the comparable 2000 period. The decline in total revenues was the result of declines in service revenues and software licensing fee revenues described below.

     Revenues from services for the three months ended June 30, 2001 decreased 33% to $2.0 million, from $3.0 million for the comparable 2000 period. Revenues from services for the six months ended June 30, 2001 decreased 43% to $3.6 million, from $6.3 million for the comparable 2000 period. The decreases for both periods resulted primarily from the completion of several major projects in 2000, which were not replaced in 2001. Revenues from software licensing fees for the three months ended June 30, 2001 decreased 67% to $0.8 million, from $2.4 million for the comparable 2000 period. Revenues from software licensing fees for the six months ended June 30, 2001 decreased 38% to $2.8 million, from $4.5 million for the comparable 2000 period. Due to the fact that the software licensing fee revenues for the first quarter of 2001 approximated the software licensing fee revenues for the first quarter of 2000, the decreases for both periods were primarily attributable to the $1.3 million, one-time royalty earned from one customer during the second quarter of 2000.

     Revenues outside of the United States accounted for 54% of the Company's total revenues for the three months ended June 30, 2001 compared to 61% for the comparable 2000 period. Revenues outside of the United States accounted for 58% of the Company's total revenues for the six months ended June 30, 2001 compared to 60% for the comparable period. Revenues from the Asia-Pacific region for the three months ended June 30, 2001 decreased 67% to $0.8 million, from $2.4 million for the comparable 2000 period. Revenues from the Asia-Pacific region for the six months ended June 30, 2001 decreased 47% to $1.9 million, from $3.6 million for the comparable 2000 period. The decreases for both periods were primarily due to the $1.3 million, one-time royalty earned from one customer during the second quarter of 2000. Revenues from the European region for the three months ended June 30, 2001 decreased 22% to $0.7 million, from $0.9 million for the comparable 2000 period. The decrease was the result of the discontinuance of one major customer's professional service revenues in the current quarter, the discontinuance of a maintenance contract for another major customer in the second quarter of 2001, and the downgrading of the level of maintenance support for a third major customer during the three months ended June 30, 2001. Revenues from the European region for the six months ended June 30, 2001 decreased 36% to $1.8 million, from $2.8 million for the comparable 2000 period. The decrease was due to the combined reasons of the completion of several major projects in 2000 without follow-on work in 2001, the discontinuance of one customer's service revenues and a second customer's maintenance revenues in the current quarter, and the downgrading of one customer's maintenance support in the second quarter of the current year. Revenues from the Americas for the three months ended June 30, 2001 decreased 38% to $1.3 million, from $2.1 million for the comparable 2000 period. The decline was due to the discontinuance of professional consulting services for two major customers in the second quarter of 2001. Revenues from the Americas for the six months ended June 30, 2001 decreased 39% to $2.7 million, from $4.4 million for the comparable 2000 period. The decrease was the result of the combined reasons of the decline in professional services work in the first quarter of 2001 due to that customer's severe financial hardships, the decrease in maintenance revenues in the first quarter of 2001 for two other major customers due to the deferral of their renewal contracts to future periods, and the discontinuance of two customers' professional services in the current quarter. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


     To date, a portion of revenues has been concentrated among a limited number of customers. Two customers each individually accounted for more than 10% of the Company's revenue during the three months ended June 30, 2001, with NEC and Italtel contributing 27% and 22% of total revenues, respectively. For the three and six months ended June 30, 2001, the concentration of revenues from the Company's five largest customers in aggregate was 76% and 72%, respectively, compared to 70% and 57% for the comparable 2000 periods. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company equal or exceeding the comparable levels for prior periods. (See "Certain Factors That May Affect Future Results and Market Price of Stock - Customer Concentration" section.)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended June 30, 2001 decreased 42% to $1.4 million, from $2.4 million for the comparable 2000 period. Costs of services for the six months ended June 30, 2001 decreased 35% to $3.1 million, from $4.8 million for the comparable 2000 period. The decreases for both periods were due to reduced headcount and related expenses, and to the implementation of strong cost control procedures in the current and prior quarter. Included in the first quarter of the current year, was a $100,000 one-time charge incurred in January related to the write-off of license fees. Had this charge not occurred, costs of services for the six months ended June 30, 2001 would have decreased 38% compared to the comparable 2000 period. As a percentage of service revenues, costs of services for the three months ended June 30, 2001 were 70% of service revenues compared to 80% of service revenues for the comparable 2000 period. As a percentage of service revenues, costs of services for the six months ended June 30, 2001 were 86% of service revenues compared to 76% of service revenues for the comparable 2000 period. The cost of service percentage may fluctuate from the second quarter 2001 level as existing and future customers increase or decrease their development efforts.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three months ended June 30, 2001, the Company invested $1.8 million, or 64% of revenues, in internally-funded product development compared with $2.2 million, or 41% of revenues for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company invested $3.9 million, or 61% of revenues, in internally-funded product development compared with $5.6 million, or 52% of revenues for the six months ended June 30, 2000. During the second quarter of 2001, product development spending decreased 18% compared to the second quarter of 2000 and for the six months ended June 30, 2001, product development spending decreased 30% compared to the comparable 2000 period. The decreases in product development expenses in 2001 was due primarily to management's expense reduction efforts, resulting in both staff reductions related to the IncomeConnect product line and a decrease in the related costs associated with the reduced headcount. The Company expects to continue to invest in new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. Selling, general and administrative expenses for the three months

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


ended June 30, 2001 decreased 6% to $3.4 million, from $3.6 million for the comparable 2000 period. Selling, general and administrative expenses for the six months ended June 30, 2001 also declined 6% to $6.3 million, from $6.7 million for the comparable 2000 period. The decreases for both periods were due to a combination of reductions in employee headcount and related personnel costs, lower rent expense in 2001 compared to 2000 resulting from the consolidation of the Company's operations, and a decline in amortization costs due to the December 2000 write-off of the intangible assets and goodwill associated with the acquisition of GTE-NMO, as a result of impairment. In an on-going effort to reduce expenses and focus its operations, the Company closed its Bothell, Washington office in early April of 2001. The facility had primarily supported the WorldWin product line, which TCSI transitioned away from in the fourth quarter of 2000, due primarily to its poor historical results. In addition, to further reduce costs, in the second and third quarters of 2001, the Company subleased out the third and fourth floors, respectively, of its primary business location in Alameda. Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2001 were 121% of revenues, compared to 67% of revenues for the comparable 2000 period. Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2001 were 98% of revenues, compared to 62% of revenues for the comparable 2000 period. The increase in selling, general, and administrative expenses as a percentage of revenues in 2001 resulted primarily from the reduction of such costs at a rate less than that of the reduction in total revenues.

     Nonrecurring Special Items. For the three and six months ended June 30, 2001, the Company recorded nonrecurring special item charges of $0.6 million due primarily to severance costs associated with downsizing activities, which were the main result of the Company's closing of its Bothell, Washington office in early April of 2001. For the three months ended June 30, 2000, the Company did not record any nonrecurring special items. For the six months ended June 30, 2000, $0.4 million of nonrecurring special charges were recorded and were related primarily to severance costs associated with the Company's reorganization of its operations.

     Income Tax Benefit. For the three and six months ended June 30, 2001, the Company recorded net income tax benefits of $0.6 million and $0.5 million, respectively, primarily as a result of TCSI agreeing to a settlement with the Internal Revenue Service in June, related to a previous year's federal income tax audit. For the three and six months ended June 30, 2000, no income tax benefit or provision was recorded by the Company.

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $3.3 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $3.8 million for the comparable 2000 period. The decrease in net cash provided by operations was principally the result of the decline in collections of accounts receivable in 2001 compared to collections of accounts receivable for the comparable 2000 period, due to the decrease in revenues, and reductions in accounts payable and income taxes payable. The $0.7 million net decrease in the latter category was principally the result of the Company agreeing to a settlement with the Internal Revenue Service in the current quarter related to a previous year's federal income tax audit.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


Investing Activities

     Net cash provided by investing activities was $1.8 million for the six months ended June 30, 2001 compared to net cash provided by investing activities of $7.2 million for the comparable 2000 period. During the six months ended June 30, 2001, the purchases of marketable securities were $7.7 million, compared to $3.0 million of marketable securities for the comparable 2000 period and the redemptions of marketable securities during the six months ended June 30, 2001 were $9.6 million compared to $10.6 million of marketable securities for the comparable 2000 period.

Financing Activities

     Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2001 compared to $1.2 million for the comparable 2000 period. The decrease was the result of decreased stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), and the result of no stock option exercises for the six months ended June 30, 2001, which is a function of market conditions and investment decisions made by employees. The proceeds from ESPP purchases for the six months ended June 30, 2001 were $0.1 million, compared to proceeds from stock option exercises and ESPP purchases of $1.0 million and $0.2 million, respectively, for the comparable 2000 period.

Additional Information on Liquidity and Capital Resources

     As of June 30, 2001, the Company had cash and equivalents and short-term marketable securities of $30.1 million, which was a $3.3 million, or 10% decrease, from the balance of $33.4 million at December 31, 2000. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

     As of June 30, 2001, the Company had no outstanding debt.

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

International Sales

     Revenues outside of the United States accounted for 54% and 58%, respectively, of the Company's total revenues for the three and six months ended June 30, 2001. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     The Catalant product competes in the equipment manufacturer and service provider markets, providing solutions for next generation telecom applications and platforms. The Company competes with numerous vendors in the OEM, SFS and SQM Catalant product category. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     TCSI's competitors include Dorado Systems, AdventNet and Lumos for the OEM Catalant product line; the company's competitors include Syndesis and Astracon for the SFS Catalant product line; and TCSI's competitors include MicroMuse and Objective Systems Integrators (a subsidiary of Agilent) for the SQM Catalant product line. Several of the Company's current and potential competitors have greater financial, marketing and technical resources than the Company. Additionally, several of TCSI's competitors may be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

     The Company also faces competition in each of the three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


applications and custom services. The Company's Catalant product lines enable the Company to provide its customers with development environments and turnkey applications, as well as custom services. Because certain of the Company's competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

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

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company has experienced changes in management in the second quarter of 2001. In June 2001, the Company hired a new Vice President of Global Marketing after the position was vacated in April 2001. In addition, in July 2001, the position of Corporate Controller was filled. Competition for the hiring of such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

                                TCSI CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of June 30, 2001, the Company's cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

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

                                TCSI CORPORATION

Part II - Other Information

Item 4. Submission of Matters to Vote of Security Holders

     An annual meeting of shareholders was held at the Company's headquarters in Alameda, California, on May 10, 2001. The following matters were voted upon by the shareholders:

     1) The following persons, who were the only nominees for directors, were re-elected as directors of the Company to hold office until the next annual meeting or until their respective successors are elected or appointed and received the following number of votes:

                                              For       Withheld
                                           ----------   ---------
               John C. Bolger              19,313,364   1,757,483
               Norman E. Friedmann, Ph.D   19,313,214   1,757,633
               Donald Green                19,313,364   1,757,483
               William A. Hasler           19,313,214   1,757,633
               Yasushi Furukawa            16,213,489   4,857,358

     2) A proposal to approve the adoption of the 2001 Stock Incentive Plan for the Company was approved by the shareholders. The following votes were cast as to such proposal: For: 4,770,193; Against: 2,241,918; Abstain: 47,440.

     3) A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was approved by the shareholders. The following votes were cast as to such proposal:
For: 20,919,498; Against: 124,492; Abstain: 26,857.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed herewith:

        Exhibit No.     Description
        -----------     -----------

        10.34 Sublease between eiStream, Inc. and the Company, dated May 25, 2001, concerning the sublease of the third floor of the Company's facilities located at 1080 Marina Village Parkway, Alameda, California.

        10.35 Sublease between METRO PCS and the Company, dated August 4, 2001, concerning the sublease of the fourth floor of the Company's facilities located at 1080 Marina Village Parkway, Alameda, California.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TCSI CORPORATION
                              (Registrant)

August 13, 2001               By: /s/ Kenneth E. Elmer
                                  --------------------
                              Kenneth E. Elmer
                              Chief Financial Officer, Secretary, and Treasurer
                              (Principal Financial Officer and Principal
                                  Accounting Officer)