Form 10-Q
period 2001-09-30
TCSI CORP
filed 2001-11-13
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

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

     23,251,271 shares of common stock of the registrant were outstanding as of November 5, 2001.

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

Item 1.  Consolidated Financial Statements

         Condensed consolidated balance sheets at
              September 30, 2001 (Unaudited) and December 31, 2000             3

         Consolidated statements of operations for the three and nine
              Months ended September 30, 2001 and 2000 (Unaudited)             4

         Condensed consolidated statements of cash flows for the
              Nine months ended September 30, 2001 and 2000 (Unaudited)        5

         Notes to consolidated financial statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3.  Market Risk                                                          25

Part II - Other Information

Item 1.  Legal Proceedings                                                   N/A

Item 2.  Changes in Securities                                               N/A

Item 3.  Defaults Upon Senior Securities                                     N/A

Item 4.  Submission of Matters to a Vote of Security Holders                 N/A

Item 5.  Other Information                                                   N/A

Item 6.  Exhibits and Report on Form 8-K                                      26

Signature                                                                     27

Part I - Financial Information

Item 1.  Consolidated Financial Statements

                                TCSI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 September 30,        December 31,
                                                                                      2001               2000 *
                                                                                -----------------   -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and equivalents                                                          $  7,957             $ 11,886
     Marketable securities                                                           17,354               21,523
     Receivables, net                                                                 3,651                4,827
     Other receivables                                                                  669                  191
     Other current assets                                                             1,002                1,238
                                                                                   --------             --------
         Total current assets                                                        30,633               39,665
Furniture, equipment, and leasehold improvements, net                                 4,209                5,568
Equity investment                                                                       408                  658
Other assets                                                                            297                  422
                                                                                   --------             --------
              Total assets                                                         $ 35,547             $ 46,313
                                                                                   ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                      $  2,403             $  2,777
     Accrued compensation and related costs                                           2,327                2,209
     Deferred revenues                                                                  787                1,715
     Income taxes payable                                                               371                1,054
                                                                                   --------             --------
         Total current liabilities                                                    5,888                7,755


Shareholders' equity:
     Common stock, par value $0.10 per share; 75,000,000 shares authorized;
         23,251,271 and 23,144,219 shares issued and outstanding, at Septe  mber
         30, 2001 and December 31, 2000, respectively                                 2,325                2,314
     Additional paid-in capital                                                      52,791               52,654
     Accumulated other comprehensive income                                              62                   21
     Accumulated deficit                                                            (25,519)             (16,431)
                                                                                   --------             --------
         Total shareholders' equity                                                  29,659               38,558
                                                                                   --------             --------
            Total liabilities and shareholders' equity                             $ 35,547             $ 46,313
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

                                TCSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                       ------------------------------------------------------------------
                                                            2001                2000             2001              2000
                                                       ----------------  ------------------------------------------------
Revenues:
     Services                                            $  1,705            $  2,655        $  5,295           $  8,959
     Software licensing fees                                1,323               1,193           4,150              5,675
                                                       ----------------  ------------------------------------------------
          Total revenues                                    3,028               3,848           9,445             14,634

Costs, expenses, and special items:
     Services                                               1,373               1,795           4,429              6,558
     Product development                                    1,449               1,863           5,395              7,433
     Selling, general, and administrative                   3,589               3,443           9,892             10,175
     Nonrecurring special items, net                           --                  --             562                364
                                                       ----------------  ------------------------------------------------
          Total costs, expenses, and special items          6,411               7,101          20,278             24,530
                                                       ----------------  ------------------------------------------------

Loss from operations                                       (3,383)             (3,253)        (10,833)            (9,896)
Interest income and other income (expense), net               540                 660           1,283              1,708
                                                       ----------------  ------------------------------------------------
Loss before income tax benefit                             (2,843)             (2,593)         (9,550)            (8,188)
Income tax benefit                                            --                   --             462                 --
                                                       ----------------  ------------------------------------------------
Net loss                                                 $ (2,843)           $ (2,593)       $ (9,088)          $ (8,188)

                                                       ================  ================================================
Net loss per share - basic and diluted                   $  (0.12)           $  (0.11)       $  (0.39)          $  (0.36)
                                                       ================  ================================================
Weighted average shares used in computing basic
and diluted net loss per share                             23,236              23,117          23,209             23,016
                                                       ================  ================================================


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                          -----------------------------------
                                                                                               2001                2000
                                                                                          ----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                               $ (9,088)             $ (8,188)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                         1,737                 3,372
         Gain on disposal of fixed assets                                                         (5)                  (10)
         Compensation charge associated with grant of stock options to employees                  20                    90
         Write-down of equity investment                                                         250                    --

         Net changes in operating assets and liabilities:
                   Receivables, net                                                            1,176                 9,412
                   Other receivables, other current assets and other assets                     (117)                  434
                   Accounts payable and accrued liabilities                                     (374)               (1,422)
                   Accrued compensation and related costs                                        118                  (102)
                   Deferred revenues                                                            (928)                 (800)
                   Income taxes payable                                                         (683)                  331
                                                                                          ----------------   ----------------
                  Net cash (used in) provided by operating activities                         (7,894)                3,117

Cash flows from investing activities:
     Expenditures for furniture, equipment and leasehold improvements                           (373)                 (464)
     Purchases of marketable securities                                                       (8,479)               (4,469)
     Redemptions of marketable securities                                                     12,689                15,229
                                                                                          ----------------   ----------------
                  Net cash provided by investing activities                                    3,837                10,296

Cash flows from financing activity:
     Proceeds from issuance of common stock                                                      128                 1,286
                                                                                          ----------------   ----------------
Net (decrease) increase in cash and equivalents                                               (3,929)               14,699
Cash and equivalents at the beginning of the period                                           11,886                 8,788
                                                                                          ----------------   ----------------
Cash and equivalents at the end of the period                                               $  7,957              $ 23,487
                                                                                          ================   ================


          See accompanying notes to consolidated financial statements.

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated interim financial statements of TCSI Corporation ("TCSI" or the "Company"), as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, included herein, have been prepared on the same basis as the December 31, 2000 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's most recent Annual Report on Form 10-K, as filed with the SEC on March 29, 2001.

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

     Receivables consist of the following:

                                            September 30,       December 31,
                                                2001                 2000
                                            -------------      -------------
                                                     (In thousands)

Billed receivables                            $ 3,307              $ 3,604
Unbilled receivables                              691                1,838
Less: allowance for doubtful accounts            (347)                (615)
                                              -------              -------
                                              $ 3,651              $ 4,827
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

                                TCSI CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)


     Equipment, furniture, and leasehold improvement balances consist of the following:

                                            September 30,       December 31,
                                                2001                 2000
                                            -------------      -------------
                                                     (In thousands)

Computer equipment                            $ 20,322            $ 20,011
Furniture and fixtures                           3,941               4,253
Leasehold improvements                           7,114               7,089
                                              --------            --------
                                                31,377              31,353
Less: accumulated depreciation and
      amortization                             (27,168)            (25,785)
                                              --------            --------
                                              $  4,209            $  5,568
                                              ========            ========

NOTE 4 - INCOME TAXES

     Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of September 30, 2001 and December 31, 2000, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets. In addition, due to TCSI agreeing to a settlement with the Internal Revenue Service related to a previous year's federal income tax audit, this resulted in the Company having to pay less than what had been previously provided for. As a result, the Company recorded an income tax benefit of approximately $700,000 during the quarter ended June 30, 2001.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)


NOTE 5 - NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of the Company's outstanding warrant and stock options (calculated using the treasury stock method).

     The following table sets forth the computation of basic and diluted net loss per share:

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                     ------------------      -----------------
                                                       2001       2000       2001      2000
                                                     -------    -------      -------   -------
                                                     (In thousands, except per share amounts)
Numerator
   Numerator for basic net loss per share            $(2,843)   $(2,593)     $(9,088)  $ (8,188)
                                                     =======    =======      =======   ========

Denominator
  Denominator for basic and diluted loss per share
    -- weighted average common shares                 23,236     23,117       23,209     23,016
                                                     =======    =======      =======   ========
  Net loss per share-basic and diluted               $ (0.12)   $ (0.11)     $ (0.39)  $  (0.36)
                                                     =======    =======      =======   ========


Since the Company had losses from operations during the three and nine months ended September 30, 2001 and September 30, 2000, weighted average shares related to the effect of employee stock options were not included in the computations because the inclusion of their effects in the calculation would be antidilutive.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   (Continued)


NOTE 6 - COMPREHENSIVE LOSS

     The following is a summary of comprehensive loss for the three and nine months ended September 30, 2001 and 2000, respectively:

                                                     Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                     ------------------      -----------------
                                                       2001       2000       2001      2000
                                                     -------    -------      -------   -------
                                                                    (In thousands)
Net loss                                             $(2,843)   $(2,593)   $(9,088)   $(8,188)


Unrealized (losses) gains on marketable securities        51        (39)        41         (8)
                                                     -------    -------    -------    -------
Comprehensive loss                                   $(2,792)   $(2,632)   $(9,047)   $(8,196)
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

Overview

     TCSI currently operates in one industry, which is providing integrated software products and services for the global telecom industry. Historically, the Company's two product lines have been: (1) Catalant(R), which offered carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin(R), which offered integrated operations support system solutions, including providing service assurance, mediation and billing functionality for emerging service providers. In the fourth quarter of 2000, TCSI transitioned away from new sales of the WorldWin product based upon WorldWin's poor historical results, and in December 31, 2000, the Company decided to focus on the two product lines of Catalant and IncomeConnect(R), the latter being a billing data mediation product which either centrally, or in a distributed deployment architecture, collects billing data traversing multiple protocols, network device types and polling requirements. During the second quarter of 2001, the product line of IncomeConnect underwent a phasing out due to its disappointing results and projections. During the three months ended March 31, 2001, TCSI Corporation launched two new products within the Catalant product line: (i) the Catalant Service Fulfillment Suite ("SFS"), a scalable, ready-to-use network and services management system that enables the delivery of complex, customer-centric data communications services over today's Time Division Management ("TDM"), Frame Relay, and automated Asynchronous Transfer Mode ("ATM") technologies; and (ii) Catalant Quickstart, a turnkey software and services package that allows emerging equipment manufacturers to deploy a functional element management system ("EMS") for their devices. In addition, during the three months ended June 30, 2001, TCSI Corporation launched another product within the Catalant product line: (iii) Catalant Service Quality Management ("SQM"), a service management solution that provides differentiation between voice, data, and application services while containing the cost base, and, in addition, automates key operations tasks, applying analysis to a multitude of network data and transforming it into usable information. Due to these events, from the second quarter of 2001 and thereafter, the Company has been reporting its financial results separately among the three separate classifications of its Catalant product line: (1) Catalant Original Equipment Manufacturer ("OEM"), which includes Catalant Quickstart, (2) Catalant SFS and (3) Catalant SQM.

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

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with lengthy approval processes typically accompanying such significant capital expenditures. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition. In this regard, the consistency of the Company's 2001 and 2000 quarterly results for the three and nine months ended September 30, have been adversely affected by delays in the purchase of software licenses and related services.

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

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


Results of Operations

     Revenues. The Company generates revenues from licensing its software products to customers in the telecommunications industry and performing services related to such products. Total revenues for the three months ended September 30, 2001 decreased 21% to $3.0 million, from $3.8 million for the comparable 2000 period. Total revenues for the nine months ended September 30, 2001 decreased 36% to $9.4 million, from $14.6 million for the comparable 2000 period. The decline in total revenues was the result of the decline in service revenues for the three months ended September 30, 2001 and the result of the decreases in service and software licensing fee revenues for the nine months ended September 30, 2001, as described below. In addition, for the three and nine months ended September 30, 2001, of the three separate Catalant product lines, the majority of the Company's revenues were generated from the OEM product line.

     Revenues from services for the three months ended September 30, 2001 decreased 37% to $1.7 million, from $2.7 million for the comparable 2000 period. Revenues from services for the nine months ended September 30, 2001 decreased 41% to $5.3 million, from $9.0 million for the comparable 2000 period. The decreases for both periods resulted primarily from the completion of several major consulting projects in 2000, which were not replaced in 2001. Revenues from software licensing fees for the three months ended September 30, 2001 increased 8% to $1.3 million, from $1.2 million for the comparable 2000 period. Revenues from software licensing fees for the nine months ended September 30, 2001 decreased 26% to $4.2 million, from $5.7 million for the comparable 2000 period. Due to the fact that the software licensing fee revenues for the third quarter of 2001 increased compared to the software licensing fee revenues for the same period last year, and due to the fact that software licensing fee revenues in the first quarter of 2001 approximated those for the first quarter of 2000, the decrease for the nine months ended September 30, 2001 compared with the same period last year was primarily attributable to the $1.3 million, one-time royalty earned from one customer during the second quarter of 2000.

                                     Three Months Ended                                      Nine Months Ended
    REVENUE                             September 30,                                           September 30,
   BREAKDOWN         -----------------------------------------------------   ----------------------------------------------------
   BY REGION:                            (in millions)                                           (in millions)
  ----------
                     -----------------------------------------------------   ----------------------------------------------------
                                                               Dollar                                                  Dollar
                        2001         %        2000       %     Change           2001         %        2000       %     Change
                        ----        ---       ----      ---    ------           ----        ---       ----      ---    ------
Americas                $0.8        27        $1.9      50     $(1.1)           $3.5        37        $6.2       43    $(2.7)
Asia-Pacific             1.2        40         0.7      18       0.5             3.1        33         4.3       29     (1.2)
European                 1.0        33         1.2      32      (0.2)            2.8        30         4.1       28     (1.3)
                     -----------------------------------------------------   ----------------------------------------------------
   Total revenues       $3.0       100        $3.8     100     $(0.8)           $9.4       100        $14.6     100    $(5.2)
                     ============================================================================================================

     Revenues outside of the United States/Americas accounted for 73% of the Company's total revenues for the three months ended September 30, 2001 compared to 50% for the comparable 2000 period. Revenues outside of the United States/Americas accounted for 63% of the Company's total revenues for the nine months ended September 30, 2001 compared to 57% for the comparable period.

     Americas: the decrease in revenues for the Americas region for the three months ended September 30, 2001 was due to a general decline in professional consulting services and a decline in license fee

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


revenues from two customers. The decrease in revenues for the Americas region for the nine months ended September 30, 2001 resulted from a decline in professional services work and license fee revenues due to (i) a reduced demand for these services, resulting from a general downturn in the domestic economy and, in particular, the telecommunications industry, and (ii) to the decrease in maintenance revenues from two customers who deferred their renewal contracts to future periods.

     Asia-Pacific: The increase in revenues from the Asia-Pacific region for the three months ended September 30, 2001 was primarily due to the increase in run-time license fee revenues from one customer. The decline in revenues from the Asia-Pacific region for the nine months ended September 30, 2001 were primarily due to a $1.3 million, one-time royalty earned from one customer during the second quarter of 2000.

     European: The drop in revenues from the European region for the three months ended September 30, 2001 was primarily the result of the completion of several major projects in year 2000 without follow-on work in 2001. The decrease in revenues from the European region for the nine months ended September 30, 2001 was due to (i) the completion of several major projects in year 2000 without follow-on work in 2001, (ii) the discontinuance of one customer's service revenues and another customer's maintenance revenues in the second quarter of the current year and (iii) the decline of one customer's maintenance support in the second quarter of year 2001.

     The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

     To date, a portion of revenues has been concentrated among a limited number of customers. Three customers each individually accounted for more than 10% of the Company's revenue during the three months ended September 30, 2001, with NEC, Motorola and 3Com contributing 26%, 17% and 12% of total revenues, respectively. Two customers each individually accounted for more than 10% of the Company's revenue during the nine months ended September 30, 2001, with NEC and Italtel contributing 24% and 18% of total revenues, respectively. For the three and nine months ended September 30, 2001, the concentration of revenues from the Company's five largest customers in aggregate was 70% and 67%, respectively, compared to 55% and 56% for the comparable 2000 periods. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company equal to or exceeding the levels for prior periods. (See "Certain Factors That May Affect Future Results and Market Price of Stock - Customer Concentration" section.)

     Costs of Services. The Company incurs direct costs in the development and deployment of its customers' software solutions. The major components of direct costs are employee compensation, subcontractor fees, training costs, and other direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation, and amortization of intangibles. Costs of services for the three months ended September 30, 2001 decreased 22% to $1.4 million, from $1.8 million for the comparable 2000 period. Costs of services for the nine months ended
September 30, 2001 decreased 33% to $4.4 million, from $6.6 million for the comparable 2000 period. The declines for both periods were due to reduced headcount and related expenses, and to the implementation of strong cost control measures in the current and prior quarters. Included in the first quarter of the current year, was a $100,000 one-time charge incurred in January related to the write-off of license fees. Had this charge not occurred, costs of services for the nine months ended September 30, 2001 would have decreased

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


35% compared to the comparable 2000 period. As a percentage of service revenues, costs of services for the three months ended September 30, 2001 were 82% of service revenues compared to 67% of service revenues for the comparable 2000 period. As a percentage of service revenues, costs of services for the nine months ended September 30, 2001 were 83% of service revenues compared to 73% of service revenues for the comparable 2000 period. The cost of service percentage may fluctuate from the third quarter 2001 level as existing and future customers increase or decrease their development efforts.

     Product Development. Product development expenses include employee compensation, subcontractor fees, training costs, and other product development costs for existing and potential new products, along with an allocation for benefits, facilities, telephone expenses, information systems support, and depreciation. For the three months ended September 30, 2001, the Company invested $1.4 million, or 47% of revenues, in internally-funded product development compared with $1.9 million, or 50% of revenues for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company invested $5.4 million, or 57% of revenues, in internally-funded product development compared with $7.4 million, or 51% of revenues for the nine months ended September 30, 2000. During the third quarter of 2001, product development spending decreased 26% compared to the third quarter of 2000 and for the nine months ended September 30, 2001, product development spending decreased 27% compared to the comparable 2000 period. The decreases in product development expenses in 2001 were due primarily to management's expense reduction efforts, resulting in the combined factors of staff reductions in the Americas region in the quarter ended September 30, 2001, reduced headcount in the prior quarters of the current year related to the IncomeConnect product line, and a decrease in the related costs associated with the reduced staff level. The Company expects to continue to invest in new component-based applications. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

     Selling, General, and Administrative Expenses. Selling expenses include sales and marketing, employee compensation, promotional material, trade shows, travel, and facilities expenses. General and administrative expenses include compensation costs related to executive management, finance, and administrative personnel along with the other administrative costs including recruiting, legal and accounting fees, insurance, and bad debt expense. Selling, general and administrative expenses for the three months ended September 30, 2001 increased 6% to $3.6 million, from $3.4 million for the comparable 2000 period. The increase in selling, general and administrative expenses from the prior to the current year's quarter was due to the restructuring costs related to the sales department in the third quarter of 2001. In contrast, selling, general and administrative expenses for the nine months ended September 30, 2001 declined 3% to $9.9 million, from $10.2 million for the comparable 2000 period. The decrease from the nine month period of the prior year to the nine month period of the current year was due to a combination of overall reductions in employee headcount and related personnel costs, lower rent expense in 2001 compared to 2000 resulting from the consolidation of the Company's operations, and a decline in amortization costs due to the December 2000 write-off of the intangible assets and goodwill associated with the acquisition of GTE-NMO, as a result of impairment. In an on-going effort to reduce expenses and focus its operations, the Company closed its Bothell, Washington office in early April of 2001. The facility had primarily supported the WorldWin product line, which TCSI transitioned away from in the fourth quarter of 2000, due primarily to its poor historical results. In addition, to further reduce costs, in the second and third quarters of 2001, the Company subleased out the third and fourth floors, respectively, of its primary business location in Alameda. Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2001 were 120% of revenues, compared to 89% of revenues for the comparable 2000 period. Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2001 were 105% of revenues, compared to 70% of revenues for the comparable 2000 period. The increase in selling, general, and administrative expenses as a percentage of revenues from the prior to the current year's quarter

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


resulted primarily from the increase in those costs quarter over quarter. The increase in selling, general, and administrative expenses as a percentage of revenues from the nine months ended of the prior year to the nine months ended of the current year resulted primarily from the reduction of such costs at a rate less than that of the reduction in total revenues.

     Nonrecurring Special Items. For the three months ended September 30, 2001 and 2000, the Company did not record any nonrecurring special item charges. For the nine months ended September 30, 2001 and 2000, $0.6 million and $0.4 million, respectively, were recorded as nonrecurring special item charges. The costs recorded in the current year were due primarily to severance costs associated with downsizing activities, which were the main result of the Company's closing of its Bothell, Washington office in early April of 2001. The costs recorded in the prior year were related primarily to severance costs associated with the Company's reorganization of its operations.

     Income Tax Benefit. For the three months ended September 30, 2001 and 2000, the Company did not record any income tax benefit or provision. For the nine months ended September 30, 2001 net income tax benefits of $0.5 million was recorded due primarily to TCSI agreeing to a settlement with the Internal Revenue Service in June of 2001, related to a previous year's federal income tax audit, resulting in the Company having to pay less than what had been previously provided for. For the nine months ended September 30, 2000, no income tax benefit or provision was recorded by the Company.

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $3.1 million for the comparable 2000 period. The decrease in net cash provided by operations for the nine months ended September 30, 2001 was principally the result of a decline in accounts receivable in 2001 compared to accounts receivable for the comparable 2000 period due to the decrease in revenues, as well as reductions in accounts payable, deferred revenues, and income taxes payable. The $0.7 million net decrease in the latter category was principally the result of the Company agreeing to a settlement with the Internal Revenue Service in the prior quarter related to a previous year's federal income tax audit. The decrease in net cash provided by operations for the third quarter was principally due to a decrease in accounts receivable and the decline in deferred revenue.

     One of the adjustments to operating activities was the add-back for the write-down related to the Company's equity investment in Zaffire, Inc.: $250,000 was written down in the nine months ended September 30, 2001, including a $150,000 write-off in the current quarter. Due to the July 5, 2001 Merger Agreement between Centerpoint Broadband Technologies, Inc. and Zaffire, Inc., Zaffire was to become a wholly-owned subsidiary of Centerpoint Broadband Technologies, Inc. in the third quarter of 2001. Due to that pending event, the Company re-evaluated its investment, which was to be in Centerpoint stock. This resulted in TCSI recording an additional $150,000 write-down in its equity investment in the current quarter. On October 22, 2001, Centerpoint announced that it had completed its acquisition of Zaffire, Inc., acquiring Zaffire in a private, all-stock transaction. The Company will continue its procedure, on an on-going quarterly basis, to evaluate its investment in Centerpoint.

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


Investing Activities

     Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 2001 compared to net cash provided by investing activities of $10.3 million for the comparable 2000 period. During the nine months ended September 30, 2001, purchases of marketable securities were $8.5 million, compared to $4.5 million for the comparable 2000 period and redemptions of marketable securities during the nine months ended September 30, 2001 were $12.7 million, compared to $15.2 million for the comparable 2000 period. During the third quarter of 2001, the Company purchased $0.8 million of marketable securities, compared to purchases of $1.5 million in the comparable period last year, and the Company redeemed $3.1 million of marketable securities in the third quarter of 2001, compared to $4.6 million of redemptions in the comparable period last year.

Financing Activities

     Net cash provided by a financing activity was $0.1 million for the nine months ended September 30, 2001 compared to $1.3 million for the comparable 2000 period. The decrease was the result of decreased stock purchases pursuant to the Company's Employee Stock Purchase Plan ("ESPP"), and the result of no stock option exercises for the nine months ended September 30, 2001, which is a function of market conditions and investment decisions made by employees. The proceeds from ESPP purchases for the nine months ended September 30, 2001 were $0.1 million, compared to proceeds from stock option exercises and ESPP purchases of $1.0 million and $0.3 million, respectively, for the comparable 2000 period.

Additional Information on Liquidity and Capital Resources

     As of September 30, 2001, the Company had cash and equivalents and short-term marketable securities totaling $25.3 million, which was an $8.1 million, or 24% decrease, from the balance of $33.4 million at December 31, 2000. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity, including cash flows from operating activities, will provide adequate cash to fund its operations for at least the next twelve months.

     As of September 30, 2001, the Company continued to have no outstanding debt.

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

     Historically, a portion of the Company's revenue has been derived from software licensing and service fees from a limited number of customers. Variability in the timing of such license and service fees has caused, and may continue to cause, material fluctuations in the Company's business, operating results, and financial condition. The Company's products and services generally require significant capital expenditures by customers as well as the commitment of resources to implement, monitor, and test the Company's enhancements to such systems. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of such expenditures and resource commitments.

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

Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will in the future continue to place orders with the Company which equal or exceed the levels for prior periods. In addition, the Company's customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, the Company would be vulnerable to cancellation of an order if, for example, the Company's competitors had preexisting relationships with the individual's replacement. As a result of these factors, the Company's business, operating results, and financial condition could be materially adversely affected.

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

International Sales

     Revenues outside of the United States/Americas accounted for 73% and 63%, respectively, of the Company's total revenues for the three and nine months ended September 30, 2001. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods. The Company intends to penetrate additional international markets and to further expand its existing international operations. The Company's international business involves a number of inherent risks, including greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods; difficulty in staffing and managing foreign operations; a longer sales cycle than with domestic customers; potentially unstable political and economic conditions; language barriers; cultural differences in the conduct of business; seasonality; unexpected changes in regulatory requirements, including a slowdown in the rate of privatization of telecom service providers; reduced protection for intellectual property rights in some countries; potentially adverse tax consequences; tariffs and other trade barriers. Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance the Company will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that the Company will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on the Company's future international business, and consequently, on the Company's business, operating results, and financial condition.

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

     The Catalant products compete in the equipment manufacturer and service provider markets, providing solutions for next generation telecom applications and platforms. The Company competes with numerous vendors in the OEM, SFS and SQM Catalant product categories. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth.

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

Dependence on Key Personnel

     The Company's future growth and success depends to a significant extent on its ability to attract and retain qualified managerial, sales, and software engineering personnel. The Company has at times experienced and continues to experience difficulty in attracting and retaining qualified personnel. The
Company's future success will also depend on the ability of its current and future management personnel to operate effectively, both independently and as a group. The Company recently experienced changes in members of its senior management and has undergone changes in other managerial personnel from time to time. Competition for the hiring of talented officers and other personnel in the software industry is intense, and there can be no assurance that the Company will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Risks Related to Nasdaq Listing

     The Company's common stock currently trades on the Nasdaq National Market under the ticker symbol "TCSI". Nasdaq has a number of requirements for continued listing, including the requirement that issuers maintain a minimum "bid" price greater than $1.00. The Company's common stock has recently traded below $1.00 for significant periods, creating the risk that the Company's common stock will no longer be eligible for listing on Nasdaq. However, in September, as a response to the extraordinary market conditions following the events of September 11, 2001, Nasdaq announced that the minimum bid price requirement would be suspended until January 2, 2002. When this suspension is over, the Company's common stock may no longer be eligible for trading on Nasdaq if its common stock continues to trade below $1.00. Delistment from Nasdaq could have a material adverse effect upon the Company's business, operating results and financial condition, including, without limitation, the market price of, and the efficiency of the

                                TCSI CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   (Continued)


trading market for, the Company's common stock, the Company's ability to raise capital in the public equity markets, the loss of certain federal preemption of state securities laws, loss of confidence by suppliers, customers, employees, and institutional and other investor interest, fewer business development opportunities and greater difficulty in obtaining financing generally.

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

                                TCSI CORPORATION


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. As of September 30, 2001, the Company's cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company's investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     Foreign Currency Exchange Risk. The majority of the Company's revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

                                TCSI CORPORATION


Part II - Other Information

Item 6.  Exhibits and Report on Form 8-K.

     (a) Exhibits filed for the third quarter of 2001:

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit Description

4.2 Second Amended and Restated Preferred Shares Rights Agreement, dated October 17th, 2001, between the Company and Registrar and Transfer Agent, as Rights Agent, incorporated herein by reference to Exhibit 7 of the Form 8-A filed on November 13, 2001.

10.36 Form of Indemnification Agreement between the Company and certain of its directors, dated August 22, 2001.

10.37 Non-Disclosure Agreement between the Company and Russell L. Skibsted, dated October 15, 2001.

10.38 Form of Non-Disclosure Agreement between the Company and certain of its directors, dated November 9, 2001.


          (b) Report on Form 8-K in the third quarter of 2001: On August 31, 2001, the Company filed a current report on Form 8-K, dated August 24, 2001, reporting the appointments of Messrs. Garrett Garrettson and Philip McKinney to the Company's Board of Directors, effective August 22, 2001, in order to fill the vacancies created as a result of the retirements of Messrs. John Bolger and William Hasler.

                                TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TCSI CORPORATION
                               (Registrant)


November 13, 2001          By: /s/ Kenneth E. Elmer
                               --------------------
                               Kenneth E. Elmer
                               Chief Financial Officer, Secretary and Treasurer.