Form 10-K
period 2001-12-31
TCSI CORP
filed 2002-04-01
CIK 875315

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001, or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 8, 2002 was approximately $9.9 million. For the purposes of this calculation, shares of affiliates include the voting stock held by the Registrant's officers and directors and by Intrinsic Value Asset Management.

         The number of shares outstanding of the Registrant's common stock, $0.10 par value, as of March 8, 2001 was 23,281,208.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.
================================================================================

                                TCSI CORPORATION

                                Table of Contents


                                                                            Page
                                                                            ----


                                     PART I

Item 1.     Business                                                          1

Item 2.     Properties                                                        5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a Vote of Security Holders               5

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters                                               6

Item 6.     Selected Consolidated Financial Data                              7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

Item 7A.    Qualitative and Quantitative Disclosures About Market
            Risk                                                             26

Item 8.     Financial Statements and Supplementary Data                      26

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              26

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant               27

Item 11.    Executive Compensation                                           30

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                   35

Item 13.    Certain Relationships and Related Transactions                   36

                                     PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules,
            and Reports on Form 8-K                                          37

                           FORWARD-LOOKING STATEMENTS

     All statements contained in this Form 10-K that are not statements of historical facts constitute "forward-looking statements" and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements relating to our expectations regarding the results of our operations, the development and direction of the Company's strategy, expectations regarding new services and product offerings, future customers and future business strategies. Any one or more of our expectations may not be realized. Although TCSI Corporation believes that the expectations reflected in its forward-looking statements are reasonable, such forward-looking statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Other Factors Affecting the Company's Business." TCSI Corporation urges you to consider all such factors. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.  Business

Overview

     TCSI Corporation ("TCSI" or the "Company") was organized in 1983 as a Nevada corporation and is headquartered in Alameda, California. When we refer to "we," "TCSI" or the "Company" in this Form 10-K, we mean our Nevada corporation (TCSI Corporation) taken as a whole. TCSI is a provider of integrated software products and services for the global telecommunications ("telecom") industry. TCSI's solutions enable telecom service providers, original equipment manufacturers and systems integrators to rapidly deploy and manage telecom network infrastructure and services.

     Telecom service providers use Operations Support Systems ("OSS") software to develop, deploy and manage their networks and the telecom services they provide. Through their ability to control, monitor and measure network functions and equipment, OSS software can improve the quality of service provisioning, assurance and billing. Service provisioning is the process of enabling or modifying a service for a specific customer with capacity from the managed network. Service assurance involves monitoring and managing existing services to ensure their quality and that they meet service-level obligations to customers. Billing involves the collection of usage information, bill preparation and presentation and invoicing and collections. TCSI's software provides OSS software to many of the world's leading telecom companies, including Cable and Wireless Inc. and Shanghai Telecom Corporation in China. The Company's software is also incorporated into telecom equipment systems provided by original equipment manufacturers, including Lucent Technologies, Inc., NEC Corporation and Motorola Ltd.

     TCSI's operations have historically focused on delivering large, complex and non-recurring custom software solutions for the telecom industry. During the second half of the 1990's, our customers began to seek simplified, off-the-shelf solutions, and the demand for our traditional customized software solutions decreased. TCSI then embarked on a strategy to recast its service and product offerings and to capitalize on the emerging market for "plug-and-play" software. While it has been a difficult transition, TCSI is expecting to see the benefits of its new focus on delivering pre-built software solutions and platforms designed for rapid integration and deployment into high-growth, high-margin communications sectors. During 2001, TCSI introduced new products within its Catalant(R) suite of products to meet changing requirements of the industry, introduced new releases of its core Catalant(R) product suite and took steps to focus its operations and reduce operating costs.

Products and Services

     TCSI provides a suite of integrated software products, under our Catalant(R) brand, that provides our customers with carrier-class telecom network management solutions. TCSI also provides implementation services enabling our customers to deploy and integrate our integrated software products with our customers' networks.

     In the fourth quarter of 2001, the Company began offering three new software products: (1) Catalant(R) 3.0, (2) The Catalant(R) Service Fulfillment Suite and (3) Catalant(R) Service Assurance. Previous versions of TCSI's software products have been used along with its professional service capabilities to offer custom solutions to original equipment manufacturers and telecom service providers. The newly available software products described below offer more complete solutions out-of-the-box compared to their predecessors.

Catalant(R)

     Catalant(R) is the Company's product line for element and network management applications. It is based on advanced component and object-oriented software technologies, and provides carrier-class performance, scalability and reliability. Catalant(R) products are marketed and sold to the following classes of customers: (1) original equipment manufacturers to develop management solutions bundled with their hardware products, (2) telecom service providers as configured network management solutions and (3) systems integrators as a platform to develop custom OSS solutions. The Catalant(R) product line contains products that can be sold separately or in combination with each other.

     The Catalant(R) product line provides customers with the ability to rapidly configure and deploy sophisticated management solutions, rapidly customize application functionality, easily customize software using programming languages or scripting, as well as pre-built functionality tuned to managing next generation networks and carrier-class scalability and performance.

     During 2001, the Company launched three new software products under the Catalant(R) brand:

     . Catalant(R) 3.0. This is an upgrade release of the core product within the Catalant(R) line -- a Network and Element Management System ("NMS/EMS") that can be quickly deployed with minimal configuration. Catalant(R) 3.0 is also a full-featured Security Manager which allows operators to partition both data and functionality, providing them with the flexibility to manage user privileges down to the operation, attribute, and instance level. This sets the stage for applications to support Customer Network Management ("CNM") as well as Customer Service Management ("CSM"), as in Catalant(R) Service Assurance (see below), which is also built on Catalant(R) NMS/EMS.

     . The Catalant(R) Service Fulfillment Suite ("SFS"). This is a scalable, ready-to-use network and services management system. It was first introduced in China and enables the delivery of complex, customer-centric data communications services over today's Time Division Management ("TDM"), Frame Relay, and automated Asynchronous Transfer Mode ("ATM") technologies.

     . Catalant(R) Service Assurance ("SA"). This is a tool that allows service providers to understand, manage and report the revenue and customer impact of events and faults that affect service. The software collects and integrates fault, performance and topology information from the telecom service provider's network, its OSS and the applications to which its customers are connecting. Catalant(R) SA supports the senior management team, account managers, marketing, planning groups, customer care and network and service management teams by providing timely, relevant information.

Services

     TCSI also provides implementation services to its customers to enable them to deploy its integrated software products. These services may involve the integration with legacy systems and with the software products of other companies. The Company works with its customers to specify, design, develop, port and deploy the software necessary to meet its customers' business and operational requirements. The Company engages in careful planning of the development and deployment phases, a formal development process and rules or conventions that govern every phase of framework and application development. The Company's methods combine techniques from object-oriented design and development, quality management and distributed systems deployment; and the Company's solutions rely heavily on its products. The Company is committed to responsive user support and believes that such support is critical in continuing successful long-term relationships with its customers. The Company offers technical customer support from 9:00 a.m. to 6:00 p.m. (Pacific Standard Time), five days per week, which can be extended at the customer's option to 24 hours per day, seven days per week for an additional fee. Support is provided by telephone, e-mail, remote login or on-site, as necessary. In addition, the Company conducts training courses for its customers, on a fee basis, at the Company's training facilities in California and at customer sites. Training courses typically include instruction in the installation, customization and use of the Company's products.

     As part of its software licensing agreements, the Company offers software maintenance contracts to its customers. The maintenance contract is available at various service levels entitling customers to telephone support, product maintenance and upgrades to minor product releases.

Marketing and Sales

     The Company relies primarily on direct sales efforts to sell its products and services. Members of the Company's direct sales force significantly utilize the Company's engineering personnel to assist in product demonstrations, answer customer questions and determine system specifications. In addition, the Company's marketing department based in Alameda, California, is responsible for developing other sales channels through product management, business development, partnerships and alliances as well as market and industry communications.

     Fiscal year 2001 was a year of strategic shift for the Company's sales and marketing strategy. Late in the year, the Company shifted its sales and marketing strategy to increase focus on the Asian and wireless markets, while at the same time continuing to build on existing global opportunities with the introduction of new releases of the Catalant(R) suite. During fiscal year 2001, the Company increased incentives to its sales personnel in response to significant decline in demand for the Company's products and services. The Company also focused its efforts on developing other sales channels to augment its direct sales force. Such channels have included Value Added Representatives, Service & System Integrators, Network Element Vendors, Complimentary OSS Vendors, Influencing Technology Vendors and other distributors, equipment manufacturers and systems integrators. Management believes that new sales channels are an important part of the Company's growth strategy, as they will provide the Company with access to important new customers and geographic markets. Further, as the Company continues to make enhancements to its products, management believes that the Company's products will be more attractive to third-party developers and resellers.

Customers

     The Company provides its integrated software products and services to a variety of original equipment manufacturers and telecom service providers throughout the global telecom industry. Some of the Company's major customers in 2001 include Italtel SPA, Lucent Technologies, Inc., Motorola Ltd., NEC Corporation, Shanghai Telecom Corporation and Verizon Communications, Inc.

     A significant portion of the Company's revenues has historically been concentrated among a limited number of customers. In 2001, 2000 and 1999 NEC Corporation, under multiple contracts, represented approximately 23%, 23% and 30% of total revenues, respectively. In 2001 and 2000, Italtel SPA represented approximately 17% and 13% of total revenues, respectively. The Company anticipates that it will continue to experience significant customer concentration.

     The Company earns a significant portion of revenues from outside the Americas. Revenues from customers outside of the Americas accounted for approximately 63%, 60% and 70% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods.

Competition

     In general, the Company competes with all providers of software products and implementation services to original equipment manufacturers and telecom service providers within the global telecom industry. The global telecom industry is intensely competitive, subject to extremely rapid technological change and is characterized by evolving industry standards, changing regulatory requirements, frequent product introductions and rapid changes in customer requirements. TCSI's competitors include ADC Metrica, Agilent, Comnitel, HP Openview, TTI Telecom International Ltd., WatchMark and MicroMuse.

     TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth. On the other hand, the Company expects the number of vendors supplying OSS solutions for basic telephone services solutions will decrease, due to maturity of this market and the rapid introduction of more cost-effective technologies.

     The Company also faces separate competition within three functional areas that the Company believes are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. While the Company's software products address all three areas, certain of the Company's competitors focus only on one functional area; therefore such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     Many of the Company's current and potential competitors may have greater financial, marketing and technical resources than the Company. The principal competitive factors in the markets in which the Company presently competes and may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Backlog

     Orders for the Company's software products and services are typically in the form of licensing and service contracts, which call for the delivery of products and the performance of services over a three-to-twelve month period. Backlog for the Company's products and services represents an estimate of remaining unearned contract value for all signed contracts, including unrecognized license fees, development service fees and maintenance and support fees. Backlog generally does not include any potential sublicense fees or royalties, which are recognized as earned. Backlog also does not include expected future additions to contract value associated with existing customers' master license agreements and service contracts. Because of variations in the magnitude and duration of orders received by the Company, and because certain of the Company's contracts may be canceled or rescheduled by the customer without significant penalty, the Company's backlog at any particular date may not be a meaningful indicator of future financial results. There can be no assurance that TCSI's customers will in the future continue to place orders with the Company which equal or exceed the comparable levels for prior periods. At December 31, 2001, the Company's backlog amounted to approximately $5.6 million compared to approximately $5.8 million at December 31, 2000.

Employees

     As of February 28, 2002, the Company had 69 employees, of which approximately 57% were professional engineering staff. None of the Company's employees is represented by a labor union, and the Company has not experienced any work stoppages. Management believes that the Company's relations with its employees are good.

Intellectual Property

     The Company's success and ability to compete is dependent in part upon its proprietary intellectual property, including its software technology. The Company relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. Currently, the Company holds patents for various distributed object-oriented programming techniques that have been built into its integrated software products. The Company expects to retain its rights under these patents for approximately the next eight years, though the Company believes that the loss of any of these patents would not have a materially adverse effect on its revenues or results of operations. The Company expects to continue to file patent and trademark applications where it believes it is appropriate to protect its proprietary technologies.

Item 2.  Properties

     The Company's principal offices are located in Alameda, California. In addition, the Company leases sales offices in Raleigh, North Carolina, Newmarket, United Kingdom, Tokyo, Japan, and Shanghai, Peoples Republic of China. The Company currently has approximately 127,000 square feet of leased facilities, of which 109,000 square feet is the Alameda facility. The remaining 18,000 square feet is mainly comprised of approximately 11,000 square feet in the United Kingdom and 6,000 square feet in Raleigh, North Carolina. The Company executed two subleases of its Alameda facility for approximately 36,000 square feet in June and August 2001, respectively. The leased space in Raleigh, North Carolina is currently vacant, and the Company is seeking another sublease arrangement. The Company's leases have various terms, expiring at different times through to the year 2007. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, as needed.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

     The Company's common stock, $0.10 par value ("Common Stock"), commenced trading on the Nasdaq Stock Market's National Market System ("Nasdaq NMS") under the symbol "TCSI" in July 1991. The following table sets forth the high and low closing sale prices of one share of the Common Stock for the periods indicated, as reported by Nasdaq NMS:

                                                High        Low
                                                ----        ---
         2000
         First quarter ................        $ 7.00     $ 2.31
         Second quarter ...............          3.44       1.75
         Third quarter ................          2.13       1.53
         Fourth quarter ...............          1.75       0.75

         2001
         First quarter ................        $ 2.03     $ 0.91
         Second quarter ...............          1.35       0.75
         Third quarter ................          1.21       0.52
         Fourth quarter ...............          0.87       0.53

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

     One of the requirements for maintaining a listing on the Nasdaq NMS is that the Company's stock price maintain a bid price in excess of $1.00. However, the bid price of TCSI stock has closed below $1.00 since early September 2001 and, as a result, the Company received a formal notice from Nasdaq on February 14, 2002 indicating that the Company has until May 15, 2002 to regain compliance with this rule or risk delisting. The Company is currently considering several alternatives to delisting, including the possibility of a transfer of its shares to the Nasdaq SmallCap Market.

     As of March 8, 2002, the number of stockholders of record of the Company's Common Stock was 157 and the number of beneficial stockholders was approximately 8,744. The Company has declared no cash dividends on its Common Stock since the Company's initial public offering. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.

                                                                           Years Ended December 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           --------    --------    --------    --------    --------
                                                                    (in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
  Services .............................................   $  6,540    $ 11,565    $ 22,269    $ 31,560    $ 33,970
  Software licensing fees ..............................      4,520       7,336      10,497      10,760       5,608
                                                           --------    --------    --------    --------    --------
    Total revenues .....................................     11,060      18,901      32,766      42,320      39,578
Costs and expenses:
  Costs of services ....................................      5,111       8,525      20,154      20,297      21,071
  Product development ..................................      7,307       9,317      14,351      12,311       5,932
  Selling, general, and administrative .................     13,538      13,771      17,137      16,164      18,563
  Write-off of in-process technology acquired ..........         --          --          --         831          --
  Restructuring charges ................................      2,633         364         812          --          --
  Asset impairment charges .............................         72       1,505         716          --       1,088
  Non-recurring gain on litigation .....................         --          --          --        (550)         --
                                                           --------    --------    --------    --------    --------
    Total costs and expenses ...........................     28,661      33,482      53,170      49,053      46,654
                                                           --------    --------    --------    --------    --------
Loss from operations ...................................    (17,601)    (14,581)    (20,404)     (6,733)     (7,076)
Interest income and other income (expense), net ........      1,127       1,930       1,974       3,266       3,104
                                                           --------    --------    --------    --------    --------
Loss before income tax provision (benefit) .............    (16,474)    (12,651)    (18,430)     (3,467)     (3,972)
Income tax provision (benefit) .........................       (357)       (296)      4,052       1,054      (1,350)
                                                           --------    --------    --------    --------    --------
Net loss ...............................................   $(16,117)   $(12,355)   $(22,482)   $ (4,521)   $ (2,622)
                                                           ========    ========    ========    ========    ========
Net loss per share - basic and diluted .................   $  (0.69)   $  (0.54)   $  (0.99)   $  (0.20)   $  (0.12)
                                                           ========    ========    ========    ========    ========
Shares used in computing  net loss per share - basic and
Diluted ................................................     23,220      23,048      22,614      22,349      21,638
                                                           ========    ========    ========    ========    ========

                                                                                 December 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           --------    --------    --------    --------    --------
                                                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents and marketable securities .........   $21,312     $33,409     $31,714     $48,983     $55,467
Working capital ........................................    18,519      31,910      37,360      48,071      59,358
Total assets ...........................................    28,568      46,313      58,163      80,829      84,231
Total shareholders' equity .............................    22,609      38,558      49,482      71,144      74,148

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements contained in this Form 10-K that are not statements of historical facts constitute "forward-looking statements" and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements relating to our expectations regarding the results of our operations, the development and direction of the Company's strategy, expectations regarding new services and product offerings, future customers and future business strategies. Any one or more of our expectations may not be realized. Although TCSI Corporation believes that the expectations reflected in its forward-looking statements are reasonable, such forward-looking statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Other Factors Affecting the Company's Business." TCSI Corporation urges you to consider all such factors. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements which may be made to reflect events of circumstances after the date hereof or to reflect the occurrence of unanticipated events

Overview

     TCSI Corporation ("TCSI" or the "Company") currently operates in one industry segment and provides integrated software products and services for the global telecom industry. TCSI's solutions enable telecom service providers, original equipment manufacturers and systems integrators to rapidly deploy and manage network infrastructure and services.

     The licensing and implementation of the Company's software products generally involve a significant commitment of resources by prospective customers. As a result, the Company's sales process is subject to delays associated with the lengthy approval process that typically accompanies such a significant capital expenditure. Accordingly, the Company is substantially dependent on its customers' decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company's business, operating results and financial condition.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policies, in particular, are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. Note 1 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for revenues, the allowance for doubtful accounts, contingencies, and impairment charges. Actual results could differ from these estimates.

Revenue Recognition

     In accordance with terms of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2") and SOP 98-9, the Company licenses its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenues for integration, consulting and maintenance services, and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts which do not require significant production, modification, or customization of software. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement using the residual method. Revenue derived from resellers is recognized upon sell-through to the end customer.

Allowance for Doubtful Accounts

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Contingencies

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Impairment of Long-lived Assets

     In accordance with Statement of Financial Standards ("SFAS") 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", the Company evaluates its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Results of Operations

     The following table sets forth selected consolidated statement of operations data as a percentage of revenues for each of the following years ended December 31:

                                                        2001     2000     1999
                                                        ----     ----     ----

    Revenues:
      Services .......................................    59%      61%      68%
      Software licensing fees ........................    41       39       32
                                                        ----     ----     ----
         Total revenues ..............................   100      100      100

    Costs and expenses:
      Cost of services ...............................    46       45       62
      Product development ............................    66       49       44
      Selling, general, and administrative ...........   122       73       52
      Restructuring charges ..........................    24        2        2
      Asset impairment charges .......................     1        8        2
                                                        ----     ----     ----
    Loss from operations .............................  (159)     (77)     (62)
    Interest income and other income (expense), net ..    10       10        6
                                                        ----     ----     ----
    Loss before income tax provision (benefit) .......  (149)     (67)     (56)
    Income tax provision (benefit) ...................    (3)      (2)      12
                                                        ----     ----     ----
    Net loss .........................................  (146)%    (65)%    (68)%
                                                        ====     ====     ====

     For the following years ended December 31, the revenue breakdown is as follows:

                                                    2001      2000      1999
                                                  -------   -------   -------
                                                        (in thousands)
                  Total revenues:
                    Services ...................  $ 6,540   $11,565   $22,269
                    Software licensing fees ....    4,520     7,336    10,497
                                                  -------   -------   -------
                       Totals ..................  $11,060   $18,901   $32,766
                                                  =======   =======   =======


Revenue

     Total revenues decreased 41% in 2001 to $11.1 million from $18.9 million in 2000. Total revenues decreased 42% in 2000 to $18.9 million from $32.8 million in 1999. The decrease in total revenues both in 2001 and in 2000 was the result of declines in service and software licensing fees.

     Total revenues from services in 2001 decreased 43% to $6.5 million from $11.6 million. This decrease was due to a decline in follow-on work from existing customers. Total revenues from services for 2000 decreased 48% to $11.6 million from $22.3 million. This decrease was primarily the result of the completion of several major projects in 1999, which were not replaced during 2000, and a decline in follow-on work from existing customers. In addition, the Company's services revenues continue to decline as the Company shifts its strategic focus to be more consistent with the shift by our customers toward "out-of-the-box" solutions, and away from more traditional customized solutions, to meet their technology needs.

     Total revenues from software licensing fees in 2001 decreased 38% to $4.5 million from $7.3 million. This decrease was primarily the result of a continued decline in the number of sales of licenses of more customized legacy products and the minimal impact of revenues from the Company's newer products as these were not introduced until late in 2001. Total revenues from software licensing fees in 2000 decreased 30% to $7.3 million from $10.5 million. This decrease was primarily the result of a decline in the number of sales of licenses of more customized legacy products. The Company expects software licensing revenues to continue to vary on a quarterly and annual basis.

     To date, a significant portion of revenues has been concentrated among a limited number of customers. In 2001, 2000 and 1999, aggregate revenues from the Company's five largest customers were 62%, 57% and 60% of total revenues, respectively. In 2001, 2000 and 1999, one customer with multiple contracts, NEC Corporation and certain of its subsidiaries, represented approximately 23%, 23% and 30% of total revenues, respectively. In 2001 and 2000, Italtel SPA represented approximately 17% and 13% of total revenues, respectively. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods.

     The Company earns a significant portion of revenues from outside the Americas. Revenues from customers outside the Americas accounted for approximately 63%, 60% and 70% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company expects that international revenues will continue to account for a significant portion of its total revenues in future periods.

Costs of Services

     The Company incurs direct costs for the development of its integrated software products and the implementation of its services. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization. Costs of services declined 40% to $5.1 million in 2001 from $8.5 million in 2000. Cost of services declined 58% to $8.5 million in 2000 from $20.2 million in 1999. The decrease in cost of services in 2001 and 2000 was due to reduced headcount and related expenses and, solely with respect to 2001, the implementation of strong cost control measures. The decrease in costs of services in 2000 was also due to an adjustment of $1.0 million in 1999 related to the write-off of license fees prepaid to a third party.

Product Development

     Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support and depreciation.

     The Company invested $7.3 million, or 66% of total revenues, in internally-funded product development in 2001, compared to an investment of $9.3 million, or 49% of total revenues, in internally-funded product development in 2000. The decrease in product development expenses in 2001 was due primarily to management's focus on key product development projects and its implementation of strong cost control measures, resulting in reduced headcount late in 2000 and early in 2001 related to the discontinuance of the IncomeConnect product line, and a decrease in related costs. The Company invested $9.3 million, or 49% of total revenues, in internally-funded product development in 2000, compared to an investment of $14.4 million, or 44% of total revenues, in internally-funded product development in 1999. This represented a 35% decrease in product development spending in 2000 compared to 1999 levels and was due primarily to the Company's intensive efforts toward developing new "out-of-the-box" solutions during 1999. The Company's efforts toward reducing expenses in 2000, including a reduction in employee headcount and related costs, were also a factor.

     The Company expects to continue to invest in new products, focusing primarily on modular and scalable software and less on customized software. There can be no assurance, however, that the Company's product development spending will result in the successful introduction of new products.

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

     Selling, general and administrative expenses in 2001 decreased 2% to $13.5 million from $13.8 million in 2000. Selling, general and administrative expenses in 2000 decreased 19% to $13.8 million from $17.1 million in 1999. These expenses were relatively flat in 2001 compared to 2000 because of several factors including a combination of overall reductions in employee headcount and related personnel costs, lower rent resulting from the consolidation of the Company's operations and a decline in amortization due to a December 2000 write-off of the intangible assets and goodwill associated with the acquisition of the assets of GTE Network Management Organization ("GTE-NMO"), recorded in compliance with new rules for accounting of impaired assets. In an on-going effort to reduce expenses and focus its operations, the Company closed its Bothell, Washington office in early April of 2001, subleased portions of its primary office space in Alameda, California and reduced its worldwide workforce in November 2001. Offsetting these cost savings in 2001 was an increase in commission expenses and an increase in other marketing promotion expenses. These increases were due to an expanded direct sales force, more aggressive sales incentive program payouts and an increase in marketing efforts world-wide in an attempt to generate revenues from sales of its newest products.

     The decrease in 2000 in selling, general and administrative expenses from 1999 was due primarily to a reduction of the Company's employee headcount and related costs, and lower rent expenses resulting primarily from the consolidation of the Company's operations. Selling, general and administrative expenses as a percentage of revenue were 122%, 73% and 52% in 2001, 2000 and 1999, respectively. The increase in selling, general, and administrative expenses as a percentage of revenues in 2001 and 2000 resulted primarily from the reduction of such costs at a rate less than that of the reduction in total revenues.

Restructuring and Asset Impairment Charges

     In 2001, the Company recorded restructuring and asset impairment charges of approximately $2.7 million. In November 2001, the Board of Directors authorized such charges, including (i) approximately $0.6 million of costs associated with excess leased space and equipment write-offs resulting from the closing of the Bothell, Washington office in April 2001 and (ii) approximately $2.1 million related to a further company-wide downsizing in November 2001, including $1.8 million for severance costs and $0.3 million for facility closures. In April and November 2001, the Board of Directors authorized each of the restructuring plans and 25 and 61 employees, respectively, were terminated in the company-wide reduction in force and three sales offices were closed. All employees were notified of their respective severance benefits upon termination. As of December 31, 2001, $1.2 million of the restructuring charges remain.

     In 2000, the Company recorded restructuring and asset impairment charges of approximately $1.9 million. Such charges included (i) the $1.5 million write-off of the intangible assets and goodwill related to the acquisition of GTE-NMO in December, 1998 as a result of impairment, and (ii) approximately $0.4 million of severance costs associated with the Company's reorganization of its operations. All restructuring charges were paid prior to December 31, 2000.

     In 1999, the Company recorded restructuring and asset impairment charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the $0.7 million write-down of certain fixed assets and leasehold improvements, (ii) the $0.3 million of costs associated with excess leased space and (iii) the $0.5 million of costs resulting from the resignation of the Company's former President and Chief Executive Officer. All restructuring charges were paid prior to December 31, 2000.

Income Tax Provision (Benefit)

     TCSI recorded an income tax provision (benefit) of $(0.4) million, $(0.3) million, and $4.1 million for 2001, 2000, and 1999, respectively. The tax benefit for 2001 related primarily to the net of cash payments in foreign jurisdictions and the Company agreeing to a settlement with the Internal Revenue Service related to amounts owed for a previous year that were less than previously provided for. The tax benefit for 2000 related primarily to the net of cash payments and refunds received for taxes in foreign jurisdictions. The tax provision for 1999 related primarily to the payment of taxes in foreign jurisdictions and the establishment of a valuation allowance against the remaining balance of the Company's deferred tax assets. Due to uncertainties regarding the amount and timing of future taxable income, the Company, as of December 31, 2001, had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Operating Activities

     Net cash provided by (used in) operating activities was $(11.8) million, $0.9 million, and $(15.3) million for the years 2001, 2000 and 1999, respectively. Cash flows from operating activities for 2001 primarily reflected a net loss of $16.2 million, a net decrease of $2.5 million in receivables, a decrease of $1.4 million in deferred revenue, an increase of $1.4 million in accounts payable, a decrease of $0.7 million in other assets, a decrease of $1.1 million in accrued compensation and related costs, and a decrease of $0.7 million in accrued tax liabilities. In addition, non-cash items included in net loss for 2001 reflected a write-down of a non-current equity investment for other than a temporary decline in value of $0.6 million. Cash flows from operating activities for 2000 primarily reflected a net loss of $12.4 million, a net decrease of $7.3 million in receivables, a non-cash write-off of $1.5 million, a decrease of $1.5 million in other assets, a decrease of $0.9 million in accrued liabilities, an increase of $0.7 million in deferred revenue, and a decrease of $0.7 million in accounts payable. In addition, non-cash items included in net loss for 2000 reflected the receipt of an equity investment in connection with a software licensing arrangement of $1.0 million and a related write-down of this noncurrent equity investment for other than a temporary decline in value of $0.3 million. Cash flows from operating activities for 1999 primarily reflected a net loss of $22.5 million, a decrease of $3.7 million in deferred income taxes, a decrease of $1.0 million in accounts payable, and an increase of $0.6 million in receivables.

Investing Activities

     Net cash provided by investing activities was $8.4 million, $0.9 million and $0.8 million for the years 2001, 2000 and 1999, respectively. The Company purchased $8.5 million, $13.8 million and $17.6 million of marketable securities in 2001, 2000 and 1999, respectively, while $17.4 million, $15.2 million and $21.3 million of marketable securities matured and were redeemed in each year, respectively. The Company purchased $0.5 million, $0.5 million and $2.8 million of furniture, equipment and leasehold improvement expenditures in 2001, 2000 and 1999, respectively. Management expects cash used in investing activities will continue to vary on a quarterly and annual basis and from time to time.

Financing Activities

     Net cash provided by financing activities was $0.1 million, $1.3 million and $0.5 million for the years 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 and the increase from 1999 to 2000 were primarily the result of decreases and increases, respectively, in stock options exercised pursuant to the Company's stock options plans and stock purchased pursuant to the Company's Employee Stock Purchase which is a function of market conditions and investment decisions made by employees.

Additional Information on Liquidity and Capital Resources

     During 2000 and 2001, TCSI experienced significant reductions in revenue and has scaled back its operating cost structure correspondingly. During 2001, management took dramatic steps to reduce its operating costs. In the first quarter of 2001, the development office in the state of Washington was closed down, in mid-year a portion of the headquarters building in Alameda, California was subleased and in the fourth quarter the Company's work force was reduced by 60 people, or approximately 46% of total headcount. In addition, the Company closed several of its international sales offices. Although these reductions came late in the year and did not have the chance to fully impact 2001 results, the Company anticipates that these efforts have positioned the Company to preserve its cash reserves until the effects of its new focused strategy are realized.

     As of December 31, 2001, the Company had cash and equivalents and short-term marketable securities of $21.3 million. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company has satisfied its liquidity needs principally through its cash flows from operating activities or its existing cash balances. However, fluctuating receivable balances may affect the Company's operating cash flows in the future. The Company's receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer's inability to make a payment for products and/or services received.

     During 2001, working capital decreased to $18.5 million from $31.9 million in 2000. That decrease was primarily attributable to a decrease in cash and cash equivalents and marketable securities, which were used to fund operating activities of the Company, and a decrease in trade receivables due to lower revenues and aggressive collections during the year. During 2000, working capital decreased to $31.9 million from $37.4 million in 1999. That decrease was primarily attributable to a decrease in trade receivables due to lower revenues and aggressive collections during the year. During 1999, working capital decreased to $37.4 million from $48.1 million in 1998. That decrease was primarily attributable to a decrease in cash and cash equivalents which were used to fund operating activities of the Company.

     As of December 31, 2001, the Company had no outstanding long-term debt. The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Future minimum lease payments as of December 31, 2001 on noncancelable operating leases are $1,017,000, $738,000, $515,000, $110,000, $110,000 and $19,000 for the years December 31,
2002, 2003, 2004, 2005, 2006 and thereafter.

Other Factors Affecting the Company's Business

     All statements contained herein that are not statements of historical facts constitute "forward-looking statements" and are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements relating to our expectations regarding the results of our operations, the development and direction of the Company's product strategy, expectations regarding new services and product offerings, future customers and future business strategies. Any one or more of our expectations may not be realized. Although TCSI Corporation believes that the expectations reflected in its forward-looking statements are reasonable, such forward-looking statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Our revenues and operating results may vary from quarter to quarter, causing our stock price to fluctuate.

     We have experienced and expect to continue to experience significant fluctuations in revenues and operating results on a quarterly or an annual basis as a result of a number of factors, many of which are beyond our control. These factors include:

     . the cancellation, modification, or non-renewal of service, license, or maintenance agreements;
     .    the size and timing of significant customer engagements and license fees;
     . the relative proportion of revenue generated from the provision of services versus revenue generated from the licensing of software and from related maintenance agreements;
     .    the timing of new hires, and related incentive compensation packages;
     .    the capital spending patterns of our customers;
     .    the concentration of our customers and product lines;
     .    product defects;
     .    the lengthy sales cycles of our products and services;
     .    industry acceptance of our products and services;
     .    changes in operating expenses;
     . new product introductions and product enhancements by us or our competitors;
     . our ability to develop, introduce, and market new products and product enhancements on a timely basis;
     . changes in third party software and hardware platforms used by our customers
     .    changes in our pricing policies or the pricing policies of our competitors;
     .    regulatory changes and evolving industry standards;
     . specific risks associated with a relatively high proportion of international sales;
     .    further slowdown and consolidation in the telecom industry;
     .    risks from currency fluctuations and the general economic environment.

These factors are difficult to forecast, and these or other factors could have a material adverse effect on our business, operating results and financial condition.

     Historically, a significant portion of our revenue has been derived from software licensing and service fees from a limited number of customers. Variability in the timing of such fees has caused, and may continue to cause, material fluctuations in our operating results. Our products and services generally require significant capital expenditures by our customers as well as a substantial commitment of resources to implement, monitor, and test any enhancements to such systems. Accordingly, we are largely dependent on our customers' decisions as to the timing and level of such expenditures and resource commitments.

     In addition, we typically realize a significant portion of our license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations are difficult to forecast and may not become evident until late in, or after the close of, a particular quarter. Our expenses relating to personnel, facilities, and sales and marketing are based in part on our expectations as to future demand for licenses and services and to a large extent are fixed in the short-term. These expenses cannot be adjusted quickly, and if revenues for a particular quarter do not meet expectations, our operating results for that quarter are likely to be materially adversely affected. In particular, because only a small portion of our expenses varies with revenues, results of operations may be disproportionately affected by a reduction in revenues. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Our operating results may continue to be adversely affected by the current economic climate.

     There is considerable uncertainty with respect to the extent that the current economic climate in the United States, and the negative economic environment generally throughout the world, will negatively affect the growth and capital spending of our current and potential customers. We have recently experienced instances of customers delaying the purchase or licensing of our software and an overall lengthening of sales cycles as a result of more cautious capital expenditures by our customers. If economic conditions in the United States and the rest of the world do not improve, or if they worsen, they will continue to have a material adverse effect on our business, operating results and financial condition.

Our products are subject to lengthy sales and implementation cycles.

     Our software is typically intended for firm-wide or division-wide use within our customers' networks and is critical to our customers' businesses. Their decision to commit to a purchase or the licensing of one or more of our products is dependent on several factors including, but not limited to, their business growth projections, their budget for capital expenditures and their projected cost savings to be gained from the implementation of our products. Thus, before committing to a purchase or the licensing of our software, a potential customer generally commits substantial resources toward evaluating it, which in turn requires a substantial commitment of time, money and effort on our part to educate them about the value of our software solutions. Any delay or failure in completing a particular transaction in any given quarter could have a material adverse effect on our operating results.

     In addition, once a decision regarding our proposed software solution is made, the time to actually implement it can vary substantially with the needs of the customer. Although our latest products, such as Catalant(R) Service Assurance ("SA") and Catalant(R) Network Management System ("NMS"), are intended to reduce the time and resources required for delivery to customers, the time required to implement our products can extend for several months, and larger more complex implementations may take several quarters to complete. From time to time, we have provided services for the implementation of certain large projects and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of our service fees and in some cases have disputed those fees. There can be no assurance we will not experience additional delays or disputes regarding payment in the future, particularly if we receive orders for large, complex installations. Therefore, we believe that our quarterly and annual operating results and financial condition are likely to vary significantly in the future.

Our future operating results depend upon the continued acceptance of our products.

     Our future operating results are significantly dependent upon the continued market acceptance of our portfolio of products and services. There can be no assurance that our technology will continue to achieve market acceptance or that we will be successful in developing, introducing, or marketing improvements to our products. Moreover, the life cycle of component-based products is difficult to estimate due in large part to rapid changes in the telecom market, the effect of future product enhancements, and intense competition. A decline in the demand for our software as a result of new or existing competing technologies or other factors would have a material adverse effect on our business, operating results and financial condition.

Rapid technological change, changing regulatory environments and evolving industry standards could render our products obsolete.

     The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions, and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices (TMN architecture, for example) can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. This poses substantial risks for us because our products and software solutions typically have lengthy development and sales cycles. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the evolving needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and features, or that new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. An inability, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, would have a material adverse effect on our business, operating results and financial condition.

The failure to successfully manage transitions to new products offered by us or our competitors could affect our operating results.

     The introduction or announcement of products by us or one or more of our competitors embodying new technologies, or changes in industry standards or customer requirements, could render our existing software products and solutions obsolete or unmarketable. The introduction of new or enhanced versions of our products requires us to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer licensing our existing products or engaging our services. Any deferral of license or service revenues could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our ability to maintain compatibility between our software and third party software and hardware platforms used by our customers.

     Our products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, and introductions or modifications by systems vendors, particularly Sun Microsystems, Inc., International Business Machines Corporation, Hewlett-Packard Company, Cabletron Systems, Inc. and Cisco Systems, Inc. and by vendors of relational database software, particularly Oracle Corporation and Sybase, Inc. could have a material adverse effect on our business, operating results, and financial condition. In addition, the failure of the Company's products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers could have a material adverse effect on our business, operating results, and financial condition.

Our success depends on our ability to develop software products that reduce the customization necessary to fully integrate customers' systems and our customers' demand for such products.

     A large portion of our revenues are derived from the sale of our products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that those companies will use our products to do so. We continue to develop software products that reduce the customization necessary to fully integrate customers' systems but there can be no assurance that we will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of revenue generated from the development and implementation of more customer specific products. The failure to successfully develop and market such products and technologies would have a material adverse effect on our business, operating results and financial condition.

We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue.

     To date, a significant portion of our revenues has been concentrated among a limited number of customers. In 2001, 2000 and 1999 a large portion of our revenues was derived from contracts negotiated with a large equipment manufacturer in Asia. Revenue for 2001 from that customer decreased by 41% compared to 2000 and revenue for 2000 from that customer decreased by 57% compared to 1999. The decreases were primarily due to the completion of several large projects. We anticipate that we will continue to experience significant customer concentration, particularly as a result of continuing consolidation in the telecom industry. There can be no assurance that our customers will, in the future, continue to place orders with us which equal or exceed the levels for prior periods, or that our current or future customers will not cancel or delay orders for our products. For example, the move toward standardization could result in the loss of some customers if they are a part of, or become a part of, an organization that decides to adopt a competing standard. In addition, our customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, we would be vulnerable to cancellation of an order if, for example, our competitors had preexisting relationships with the individual's replacement. These factors could have a material adverse effect on our business, operating results and financial condition.

We rely and expect to continue to rely on a limited number of products for a significant portion of our revenue.

     With the phasing out of both our WorldWin product line during the fourth quarter of 2000 and our IncomeConnect product line during the second quarter of 2001, we now rely on our Catalant(R) product line as our sole source of revenue. Although we have introduced several new products within the Catalant(R) product line designed to reduce the customization necessary to fully integrate our customers' systems, our future operating results, particularly in the near term, are significantly dependent on market acceptance of this product line. If our products do not continue to achieve market acceptance or if we fail to keep up with the need for market improvements, standardization features or the need to maintain compatibility with third party software or hardware platforms, our operating results could be materially adversely affected. In addition, the life cycle of our products are difficult to estimate because of the rapid pace of change in the telecom industry and because many of our products were just introduced within the past several quarters.

Product defects may adversely affect our business.

     We provide complex software products for major telecom equipment manufacturers, systems integrators, and telecom service providers. The development and enhancement of such complex software entails substantial risks of product defects and in the past we have in fact identified defects in certain of our products. Such defects could result in delays in or failure of market acceptance of our products as well as damage to our reputation or our relationships with our customers and could have a material adverse effect on our business.

     In addition, because our software is intended for firm-wide or division-wide use within our customers' networks and is critical to our customers' businesses, design defects, errors, the misuse of our products or other problems within or without our control that arise from the use of our products may give rise to business losses or damages to our customers who might then seek to have us compensate them for such losses. Although we maintain liability insurance to protect against losses from such claims it may not always be adequate. Furthermore, although we also try to protect against such liability through various provisions in our contracts and licensing agreements, there is no assurance that such provisions will be effective in protecting us against all such claims if they were to arise. Any such claim, if successful, could have a material adverse effect on our business.

The failure to implement our products to our customers' satisfaction may have an adverse effect on our business.

     As is characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing our software solutions entail risks of performance shortfalls. In some cases, we have agreed to accept some financial responsibility, in the form of negotiated penalty amounts, if our products did not meet specifications or caused customer system downtime. There can be no assurance that we will not encounter delays or other difficulties due to such implementation complexities. Because our customer base consists of a relatively limited number of customers, the product defects or implementation errors could be potentially damaging to our reputation. Any such occurrence could have a material adverse effect upon our business, operating results and financial condition.

Our operating results are subject to specific risks associated with our high level of international sales.

     Revenues outside of the Americas accounted for 63%, 60% and 70% of our total revenues for the fiscal years 2001, 2000 and 1999, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in future periods. We also intend to penetrate additional international markets and to further expand our existing international operations. Our international business involves a number of inherent risks, including:

     . greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods;
     . immigration regulations, higher costs and other difficulties in staffing and managing foreign operations;
     .    longer sales cycles than for domestic transactions;
     .    a reluctance to accept non-localized products;
     .    potentially unstable political and economic conditions;
     . language barriers and legal or cultural differences in the conduct of business;
     .    seasonality;
     . unexpected changes in regulatory requirements including a slowdown in the rate of privatization of telecom service providers;
     .    reduced protection for intellectual property rights in some countries;
     .    potentially adverse tax consequences;
     .    tariffs and other trade barriers.

     Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance that we will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that we will be able to sustain or increase revenues derived from international licensing and services or that the foregoing factors will not have a material adverse effect on our future international business, and consequently, on our business, operating results and financial condition.

Currency fluctuations could have an adverse effect on our operating results.

     International sales also entail risks associated with currency fluctuations. We have attempted to reduce the risk of fluctuations in currency exchange rates associated with international revenues by pricing our products and services in United States dollars whenever possible. However, we generally pay for expenses related to our international operations in local currencies and we generally do not engage in hedging transactions with respect to such obligations. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to foreign customers, leading to a reduction in sales or profitability. Furthermore, future international activity may result in foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results.

The Euro conversion could have an adverse effect on our business.

     January 1, 2002 saw the official induction of the Euro as Europe's official currency. Although we do not currently expect the conversion to the Euro to have a material adverse effect on our operations, various issues including the need to update technology information systems, the need to review contracts and licensing agreements for currency issues and the processing of tax or accounting records, all have the potential to adversely affect our operating results. We cannot ensure that issues related to the introduction of the Euro will not have an adverse material effect on our future business or operating results.

Further slowdown, continued consolidation or a continued decrease in capital spending in the telecom industry would have an adverse impact on our business.

     Our business is highly dependent on the continued growth of the telecom industry and on the continued capital spending of our customers. Although the telecom industry has experienced rapid growth over the past several years, recent trends indicate that growth rates as well as capital spending by telecom companies have decreased and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets. Most recently, the industry has been characterized by intense competition in the development of new technology, equipment, and customer services and large telecom carriers have become increasingly cautious when committing to significant capital expenditures. This is due in part to increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers' capital expenditures. A continued decrease in the growth rate of the telecom industry or in the growth of capital spending by telecom companies would have a material adverse effect on our business.

     Furthermore, as a result of industry consolidation, there may be fewer potential customers for our products. Consolidation could also result in larger, more consolidated telecom customers with greater powers to create pressure on the pricing of our products and consequently on our profit margins. Continued consolidation could have a material adverse effect on our business, operating results and financial condition.

Our business depends on the continued growth of the internet.

     Rapid growth of the internet as a medium for commerce and communication is the primary driving force behind the growth of many of our customers' businesses and of their need to integrate their business operation systems and their networking operation systems. Thus, our operating results are highly dependent upon the continued growth of the internet and a slowdown in such growth or in the rate of technological innovation could have a material adverse effect on our operating results.

     In addition, the growth and development of the internet for commercial uses could prompt the introduction of new laws or regulations regarding its use and, to the extent that such laws or regulations hinder the continued growth of the internet, the demand for our products could also decrease which would have a material adverse effect on our business.

Government regulatory policies are likely to continue to have a major impact on our ability to attract and retain customers.

     The telecom industry is subject to extensive regulation in the United States and other countries, and our customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has been characterized by government deregulation, there can be no assurance that deregulatory trends will continue or that re-regulation will not occur. Government regulatory policies are likely to continue to have a major impact on our ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn, could impact carriers' ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect our customers, and thereby have a material effect on our business, operating results and financial condition.

We face an intensely competitive environment.

     We offer products and services in the evolving market for telecom software. The telecom industry is intensely competitive, subject to extremely rapid technological change and is characterized by evolving industry standards, changing regulatory requirements, frequent product introductions and rapid changes in customer requirements. These market factors represent both an opportunity and a competitive threat to TCSI. The rapid pace of technological change continually creates new opportunities for existing and new competitors. In addition, the relatively low barriers to entry to the software market mean there is always the potential for increased competition from new market entrants which could result in price reductions, reduced gross margins and a loss of market share.

     The Catalant(R) suite of products competes in the original equipment manufacturer and telecom service provider markets, providing solutions for next generation telecom applications and platforms. We compete with numerous vendors in the NMS/EMS, SFS and SA Catalant(R) product categories. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market's attractive growth.

     Our competitors include Dorado Systems, AdventNet and Lumos for the NMS/EMS Catalant(R) product line; Syndesis and Astracon for the SFS product line; and MicroMuse and Objective Systems Integrators (a subsidiary of Agilent) for the SA Catalant(R) product line. Many of our current and potential competitors have longer operating histories, greater financial, marketing and technical resources, greater name recognition and a larger customer base than TCSI, all of which may enable them to devote more resources to product development, marketing, sales and support for their products, and to respond more quickly to new or emerging technologies or to changes in the needs of our customers. Additionally, many of our competitors may at some point be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the markets in which we presently compete or may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

     In addition, many of our current and potential future customers and distributors are continuously evaluating whether to rely on outside vendors such as TCSI for their network operations support and management applications or whether it would be more beneficial to develop software solutions internally to meet their own particular needs. This requires the constant commitment of time and resources for the purpose of educating our customers as to the advantages of our products over internally developed applications. There can be no assurance that some of our customers will not decide to forego our software products and turn to internal development to meet their needs.

     We also face competition in each of the three functional areas that we believe are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. Our Catalant(R) product lines enable us to provide our customers with development environments and turnkey applications, as well as custom services. Because certain of our competitors focus only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

     There can be no assurance that current or potential competitors will not develop products comparable or superior to those developed by TCSI or adapt more quickly than us to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Our efforts to protect our intellectual property may be inadequate.

     Our success and ability to compete is dependent in part upon our proprietary software technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary rights. To date, TCSI has eight patents. We expect to continue to file patent applications when we believe it is appropriate to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such steps may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective patent, copyright, trademark, and trade secret protection may be unavailable or limited and less reliable in certain foreign countries. The failure to protect our proprietary information could have a material adverse effect on our business, operating results and financial condition.

We could be subject to claims from third parties that we are infringing their proprietary rights.

     While we believe that our products and trademarks and their use by our customers do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products or their use by our customers infringe, or may infringe, their proprietary rights. We expect that software product developers will be increasingly subject to infringement claims as the numbers of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, including meritless claims, could result in costly, time-consuming litigation, and the diversion of technical and management resources. In the event that any third party were to make a valid claim and a license were not made available on commercially reasonable terms, or if we were unable to develop non-infringing alternative technology, our business, operating results and financial condition could be materially adversely affected.

     In addition, certain of our customers regard the solutions provided by us to be proprietary to such customers and they may attempt to prohibit us from using or otherwise benefiting from certain of the advances made in developing such solutions. Although we intend to increasingly standardize our integration solutions through the use of component-based software products, there can be no assurance that the prohibition or restrictions imposed by certain customers on the use of certain intellectual property will not adversely affect our business, operating results and financial condition.

We rely on software that we have licensed from third party developers to perform key functions in our products.

     We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to us on commercially reasonable terms or that such licenses will not be terminated. Although we believe that alternative software is available from other third-party suppliers, the loss of, or inability to maintain, any of these software licenses or the inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by us until equivalent software can be developed internally or identified, licensed, and integrated, which would have a material adverse effect on our business, operating results, and financial condition.

The loss of key personnel could harm our business.

     Our future growth and success depend to a significant extent on our ability to attract and retain qualified managerial, sales, and software engineering personnel and consultants. We have at times experienced, and continue to experience, difficulty in attracting and retaining qualified personnel. In addition, we sometimes rely on the services of third party consultants. Our future success will also depend on the ability of our current and future management personnel to operate effectively, both independently and as a group. We have recently experienced changes in members of our senior management and have undergone changes in other managerial personnel from time to time. In March 2001, the Vice President - Finance and Administration, Secretary and Treasurer resigned and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in October 2001 the President and Chief Executive Officer resigned and Mr. Elmer was appointed as Acting President and Acting Chief Executive Officer. Competition for the hiring of talented officers and other personnel in the software industry is intense, and there can be no assurance that we will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel and consultants could have a material adverse effect on our business, operating results and financial condition. In addition, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key personnel, who often expect to realize value from stock options. In November 2001, the Company had a significant reduction in force in all areas of the organization. Failure to retain key personnel subsequent to the reduction or the inability to attract key personnel as the Company grows in the future could have a material adverse effect on the Company's business, operating results and financial condition.

There are Risks associated with acquisitions.

     We periodically evaluate potential acquisitions of complementary businesses, products, and technologies. To support our growth plans, we may acquire companies that have a significant installed base of products not yet offered by TCSI, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance our competitive position.

     Such acquisitions could subject us to numerous risks, including risks associated with the integration into TCSI of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires the diversion of substantial engineering and technological resources. In addition, transactions involving the issuance of common stock of TCSI or other securities could result in immediate and substantial dilution to our existing stockholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on our business, operating results and financial condition.

Power blackouts and rising energy costs in California could result in the disruption of our business or an increase in our costs.

     Our principal offices are located in Alameda, California. The summer of 2001 saw California faced with the twin threats of rising energy costs and a severe shortage of electricity that, in some cases, resulted in the implementation of rolling blackouts. Although we have not experienced any material power disruptions or material increases in the cost of our energy expenses, there can be no assurance that a worsening of these circumstances in the future will not have a material adverse effect on our business and on our ability to provide continued service to our customers.

The threat of terrorism has created tremendous political and economic uncertainty that could have an adverse effect on our business.

     The terrorist attacks of September 11th, 2001 have generated considerable political and economic uncertainty both in the United States and throughout the world. To the extent that the continued threat of terrorism and the resulting military, economic and political response and heightened security continue to affect the spending habits of consumers and businesses, the after-effects of these attacks may continue to have a material adverse effect on our business, operating results and financial condition.

There is a risk that our stock will be delisted from Nasdaq which could have an adverse effect on the ability to trade our stock as well as on our ability to continue to raise capital.

     Our common stock currently trades on the Nasdaq NMS under the ticker symbol "TCSI". Nasdaq NMS has a number of requirements for continued listing, including the requirement that issuers maintain a minimum "bid" price of more than $1.00. However, the Company's Common Stock has recently traded below $1.00 for significant periods and on February 14, 2002, we received notice from Nasdaq NMS that we have until May 15, 2002 to regain compliance or risk delisting from the Nasdaq NMS. Although we are currently considering several alternatives to delisting, including the possibility of a transfer of our shares to the Nasdaq SmallCap Market, delistment from Nasdaq NMS could have a material adverse effect upon several aspects of our business including, without limitation:

     . the market price of, and the efficiency of the trading market for, our Common Stock;
     .    our ability to raise capital in the public equity markets;
     .    the loss of certain federal preemption of state securities laws;
     . the loss of confidence by suppliers, customers, employees, and institutional and other investor interests;
     .    fewer business development and corporate opportunities and;
     .    a greater difficulty in obtaining financing generally.

Our stock price is volatile.

     The market price of the shares of our Common Stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as:

     . actual or anticipated fluctuations in our business, operating results, and financial condition;
     . announcements of technological innovations, new products, or new contracts by TCSI or our competitors;
     .    developments with respect to proprietary rights;
     .    adoption of new accounting standards affecting the software industry;
     .    general market conditions and other factors.

     Due to the foregoing factors, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of our common stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results and financial condition.

We have a mechanism in place to discourage takeover attempts.

     We currently have in effect a Second Amended and Restated Preferred Shares Rights Agreement which could delay or make difficult a change in control of TCSI that the Board of Directors feels may not be in the best interest of all shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk

     As of December 31, 2001, the Company's cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase or decrease in interest rates would not have a material effect on the fair market value of the Company's portfolio. The Company generally has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

     Foreign Currency Exchange Risk

     The majority of the Company's revenues are denominated in U.S. dollars, and as a result the Company believes it has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for hedging, trading or speculative purposes.

Item 8.  Financial Statements and Supplementary Data

     The information required by Item 8 is incorporated by reference herein from
Part IV, Item 14(a)1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the Company's directors and executive officers as of March 8, 2002.

                                                                                Director/
                                                                                 Officer
     Name                            Age      Title                               Since
     ----                            ---      -----                               -----
     Kenneth E. Elmer                49       Director, Acting President,         2001
                                              Acting Chief Executive Officer,
                                              Chief Financial Officer,
                                              Secretary and Treasurer
     Peter R. Buckner                42       Co-Chief Technology Officer         2000
     James S. Storey, Ph.D.          41       Co-Chief Technology Officer         2001
     Norman E. Friedmann, Ph.D.      73       Director                            1998
     Garrett A. Garrettson, Ph.D     58       Director                            2001
     Donald Green                    70       Director                            1998
     Russell L. Skibsted             43       Director                            2001
     Philip McKinney                 41       Director                            2001

The following are brief biographies of each director and executive officer of TCSI (including present principal occupation or employment and material occupations, positions, offices or employment for the past five years). There are no family relationships among any of our directors and executive officers.

Kenneth E. Elmer became a member of the Board of Directors in October 2001. He joined TCSI in March 2001 as the Chief Financial Officer, Secretary and Treasurer. In October 2001, he became the Acting President and Acting Chief Executive Officer. Prior to joining TCSI, Mr. Elmer was the Vice President of Finance and Administration at Xpede, Inc., which he joined in 1999. From 1998 to 1999, Mr. Elmer was Vice President, Chief Financial Officer at The MapFactory and from 1997 to 1998, Mr. Elmer held the position of Schwab Institutional Senior Vice President - Finance and Administration at The Charles Schwab Corporation. Prior to that, from 1994 to 1997, Mr. Elmer was the Chief Financial Officer at Pacific Bell Mobile Services. Mr. Elmer holds a Bachelor of Business Administration degree in Accounting from the University of North Texas.

Peter R. Buckner joined TCSI in October 1985. Prior to joining TCSI, Mr. Buckner held an engineering position with AT&T Bell Laboratories. Mr. Buckner holds a Master of Science degree in Computer Science from Stanford University and a Bachelor of Arts in Economics from Williams College.

James S. Storey, Ph.D. joined TCSI in November 1986. Prior to joining TCSI, Dr. Storey was a graduate student at Stanford University. Dr. Storey holds a Doctor of Philosophy degree in Electrical Engineering and a Master of Science degree in Electrical Engineering from Stanford University and a Bachelor of Science degree in Electrical Engineering from Cornell University.

Norman E. Friedmann, Ph.D. became a member of the Board of Directors in February 1998. In December 1999, he was appointed interim President and Chief Executive Officer of the Company and served in that capacity until August 2000. Dr. Friedmann currently manages Friedmann Enterprises, and previously served as Executive Vice President and Chief Operating Officer of Herbalife International, Inc. from 1992 until 1995. Dr. Friedmann founded and managed Friedmann Enterprises from 1990 to 1992, he served as President, Chief Executive Officer, and member of the Board of Directors of Daisy Systems from 1987 to 1989, and he also founded and served as President and Chief Executive Officer and Chairman of the Board of Cordura Corporation from 1965 to 1987.

Garrett A. Garrettson, Ph.D. became a member of the Board of Directors in August 2001. In November 2001, Dr, Garrettson joined ClairVoyante Laboratories Inc. as its President and Chief Executive Officer. Dr. Garrettson joined Spectrian Corporation in April 1996 as President & CEO and is currently its Chairman of the Board of Directors. Prior to that, Dr. Garrettson was President and CEO at Censtor Corporation. From 1990 to 1993 Dr. Garrettson was Vice President of strategic marketing and technology for Seagate Technology. From 1986 to 1990 he held several Vice President positions in Control Data's Disk Storage Business Unit. From 1973 to 1986 Dr. Garrettson worked at Hewlett-Packard managing teams that developed technology for both the ink jet and laser printers. Prior to coming to Hewlett-Packard he was an assistant professor of Physics at the Naval Postgraduate School. He was educated in Physics and Engineering at Stanford University, receiving his Ph.D. in 1969.

Donald Green became a member of the Board of Directors in August 1998. Mr. Green is the former Chairman of the Board and Co-Founder of Advanced Fibre Communications ("AFC"). From May 1992 to June 1997, Mr. Green was the President and Chief Executive Officer of AFC. Mr. Green founded Optilink Corporation in 1987, where he was President and Chief Executive Officer until its acquisition by DSC Communications Corporation ("DSC") in 1990. Following the acquisition, Mr. Green became Vice President and General Manager of the Access Products division of DSC. Mr. Green is also a member of the Board of Directors for Cosine, Turin Networks, Cierra Photonics, Network Photonics and Nextnet.

Russell Skibsted became a member of the Board of Directors in October 2001. Mr. Skibsted is the Portfolio Management Partner and Chief Financial Officer of Asset Management Company ("AMC"), a 36 year-old venture capital firm, in Palo Alto, CA. Both Mr. Skibsted and AMC are limited partners in Intrinsic Value Asset Management, Inc. ("Intrinsic"), the Company's largest stockholder. Mr. Skibsted was appointed to the Company's Board of Directors on the advice of Intrinsic. Previous to joining AMC, Mr. Skibsted was Vice President of GE Capital Services, Structured Finance Group. Prior to GE he was a Principal at NewCap Partners, Inc., followed by a position as Director of Corporate Development at Pinkerton's Inc. Mr. Skibsted holds a BA in Economics from Claremont McKenna College and an MBA from Stanford University.

Philip C. McKinney became a member of the Board of Directors in August 2001. Mr. McKinney is the Managing Partner with Techtrend Group, L.L.C., a management consulting firm providing advice to communications and high technology firms. Prior to joining Techtrend, Mr. McKinney was Senior Vice President for e-Business at Teligent Inc., an integrated communications provider. He was with Teligent for more than three years having led the IT strategy development and infrastructure build as Teligent's founding CIO. Prior to joining Teligent, Mr. McKinney was responsible for the Communication Industry Consulting Practice at Computer Sciences. Mr. McKinney currently serves on the Board of Directors for Extent Technologies Ltd. and Signafor, Inc.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% securities holders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2001, all reporting persons complied with Section 16(a) filing requirements except for the following: (i) Mr. Buckner failed to file a Form 4 report covering two transactions on a timely basis, (ii) Mr. Elmer failed to file a Form 3 report on a timely basis, (iii) Dr. Garrettson failed to file a Form 3 report (also covering one transaction) on a timely basis, (iv) Mr. McKinney failed to file a Form 3 report (also covering one transaction) on a timely basis, (v) Mr. Rotenberg failed to file a Form 4 report covering one transaction on a timely basis, (vi) Mr. Skibsted failed to file a Form 3 report (covering two transactions) on a timely basis, and (vii) Dr. Storey failed to file a Form 3 report (covering one transaction) and a Form 4 report covering one transaction on a timely basis.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation during fiscal years ended December 31, 2001, 2000 and 1999 paid to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers (collectively, the "Named Executive Officers").

                                       Summary Compensation Table

                                                                                             All Other
                                                                               Long Term    Compensation
                                                 Annual Compensation          Compensation      ($)
                                          ----------------------------------   ----------   -----------
                                                                     Other
                                                                     Annual    Securities
                                                                    Compens    Underlying
Name and Principal Position        Year   Salary($)/1/   Bonus($)   ation($)   Options(#)
---------------------------        ----   ------------   --------   --------   ----------   -----------

Kenneth E. Elmer /2/
   Acting President,
   Acting Chief Executive
   Officer, Chief Financial
   Officer, Secretary and
   Treasurer ................      2001     141,732       10,000/3/      --      350,000         --
                                   2000          --           --         --           --         --
                                   1999          --           --         --           --         --
Peter R. Buckner
   Co-Chief Technology
   Officer ..................      2001     185,365           --         --      215,000         --
                                   2000     184,417           --         --       50,000         --
                                   1999     148,750           --         --       31,000         --
James S. Storey, Ph.D./4/
   Co-Chief Technology
   Officer ..................      2001     185,250        6,231/5/      --      215,000         --
                                   2000     167,250          155         --       12,500      7,500 /6/
                                   1999     152,858           77         --       31,000         --
Yasushi Furukawa /7/
   Former President and Chief
   Executive Officer ........      2001     206,933      125,000     63,267       50,000    250,000 /8/
                                   2000     105,505      156,000     19,500      750,000         --
                                   1999          --           --         --           --         --
Ira B. Rotenberg /9/
   Former Chief Solutions
   Officer ..................      2001     166,555           --         --       65,000    157,689 /10/
                                   2000     188,458           --         --       60,000         --
                                   1999     153,000           --         --       26,750     10,660 /11/


------------------------

/1/ "Salary" includes contributions made by us on behalf of our Named Executive Officers to our 401(k) plan.
/2/ Mr. Elmer joined the Company on March 12, 2001 as its Chief Financial Officer, Secretary and Treasurer. He assumed the additional responsibilities of Acting President and Acting Chief Executive Offer in October 2001.
/3/ This amount represents a signing bonus paid March 2001 upon being hired as Chief Financial Officer.
/4/ Dr. Storey joined the Company on November 10, 1986 and was appointed as an executive officer of the Company effective February 6, 2001.
/5/ This amount represents a payment made January 2001 under an employee bonus pool.
/6/  This amount represents commissions received.
/7/ Mr. Furukawa joined the Company on August 7, 2000 as President and Chief Executive Officer and as a member of the Board of Directors. Mr. Furukawa resigned as President, Chief Executive Officer and a Director effective October 22, 2001.
/8/ This amount represents severance paid or payable through November 2002 pursuant to Mr. Furukawa's Separation Agreement and Release.
/9/ Mr. Rotenberg joined the Company on July 22, 1991, and resigned his position as Chief Solutions Officer effective October 2, 2001. Mr. Rotenberg will continue to provide services to the Company through March 2002 under a Separation Agreement and Release dated October 2, 2001, and an Individual Associate Serves Agreement dated November 1, 2001.
/10/ This amount represents $68,000 in commissions and $89,689 in severance paid in 2001 and 2002.
/11/ This amount represents non-taxable qualified moving expenses paid by the Company on behalf of Mr. Rotenberg.

Individual Option Grants to Executive Officers During Fiscal Year 2001

The following table sets forth certain information with respect to stock option grants during fiscal year ended December 31, 2001 to the Company's Named Executive Officers.

                                                 FISCAL YEAR 2001 OPTION GRANTS

                                                                          Percent of
                                                                             Total
                                                                         Options/SARs
                                                Number of Securities      Granted To    Exercise of                 Grant Date
                                               Underlying Options/SARs   Employees In   Base Price    Expiration   Present Value
                   Name                              Granted (#)          Fiscal Year     ($/Sh)         Date          ($)/1/
                   ----                        -----------------------   ------------   -----------   ----------   -------------

Kenneth E. Elmer                                       125,000               5.4%          $1.06       03/12/07       121,044
Acting President, Acting Chief Executive               225,000               9.7%          $0.56       12/14/05       110,228
Officer, Chief Financial Officer,
Secretary and Treasurer

Peter R. Buckner                                        65,000               2.8%          $1.38       01/01/07        81,047
Co-Chief Technology Officer                            150,000               6.5%          $0.56       12/14/05        73,485

James S. Storey, Ph.D.                                  55,000               2.4%          $1.38       01/01/07        68,579
Co-Chief Technology Officer                             10,000               0.4%          $1.03       07/11/07         9,340
                                                       150,000               6.5%          $0.56       12/14/05        73,485
Yasushi Furukawa                                        50,000/2/            2.2%          $1.38       01/01/07        63,165
Former President and Chief Executive Officer

Ira B. Rotenberg                                        65,000/3/            2.8%          $1.38       01/01/07        81,047
Former Chief Solutions Officer

/1/ The hypothetical present values on the grant date were calculated under the Black-Scholes option pricing model, which is a mathematical formula used to value options traded on stock exchanges. The formula considers a number of assumptions in hypothesizing an option's present value. Assumptions used to value the options in this table include the underlying security's expected volatility rate of 1.50%, projected dividend yield of 0%, a risk-free interest rate of return of 3.87% and a projected time of exercise of approximately three years. The weighted average grant date fair value of options granted during 2001 was $1.12. The ultimate realizable value of an option will depend on the actual market value of the Common Stock on the date of exercise as compared to the exercise price of the option. Consequently, there is no assurance that the hypothetical present value of the stock options reflected in this table will be realized.
/2/ Due to Mr. Furukawa's resignation effective October 22, 2001, these unvested shares expired on his termination date.
/3/ Due to Mr. Rotenberg's resignation effective October 2, 2001, these unvested shares expired on his termination date.

Exercises of Stock Options

                                                                        Number of Securities
                                           Shares                      Underlying Unexercised     Value of Unexercised In-the-
                                        Acquired on      Value             Options/SARs at           Money Options/SARs at
                Name                      Exercise    Realized ($)      December 31, 2001/1/        December 31, 2001 ($)/2/
           --------------               -----------   ------------      --------------------      ----------------------------

                                                                     Exercisable  Unexercisable   Exercisable    Unexercisable
                                                                     -----------  -------------   -----------    -------------
Kenneth E. Elmer                           --              --                0       350,000              0         171,000
Acting President, Acting Chief Executive
Officer, Chief Financial Officer,
Secretary and Treasurer

Peter R. Buckner                           --              --          113,834       220,916              0         114,000
Co-Chief Technology Officer

James S. Storey, Ph.D.                     --              --           84,975       212,583              0         114,000
Co-Chief Technology Officer

Yasushi Furukawa                           --              --          287,500             0              0               0
Former President and Chief Executive
Officer

Ira B. Rotenberg                           --              --                0             0              0               0
Former Chief Solutions Officer

--------------------
/1/  No SAR's have been issued
/2/ The Nasdaq National Market System's closing price for the shares at December 31, 2001 was $0.76 per share.

Compensation of Directors

The Board of Directors currently consists of six persons, five of whom are non-employee directors. The Company's non-employee directors each receive an annual retainer of $10,000, paid in quarterly amounts of $2,500, a fee of $1,000 for each Board meeting attended, and a fee of $1,000 for each committee meeting (for which they are a committee member) attended. If a non-employee director attends a Board meeting and a committee meeting (for which they are a committee member) on the same day, they receive one fee of $1,000. In addition, each non-employee director receives an initial option grant to purchase 20,000 shares of Common Stock upon appointment or election to the Board of Directors and annually receives an option to purchase 5,000 shares of Common Stock on the anniversary date of the initial award pursuant to the 1994 Outside Directors Stock Option Plan. These grants vest monthly over a three year period, beginning on the last day of the month in which they were awarded. All directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

Employment Contracts

The Company entered into an employment agreement with Yasushi Furukawa on August 7, 2000, under which Mr. Furukawa agreed to serve as the President, Chief Executive Officer and a director of the Company. The employment agreement provided for a base salary of $250,000 and a performance-based bonus of $125,000, guaranteed for the first year of employment, with following years' bonuses to be determined each year. Also, Mr. Furukawa received a non-statutory stock option to purchase 750,000 shares of Common Stock of the Company, at a fair market value of such shares at the time of grant, beginning on August 7, 2000 of $1.50, subject to vesting in four equal annual installments over a four-year period, commencing on the first anniversary of employment. In addition, the employment agreement provided for a non-statutory option to purchase 50,000 shares on January 1, 2001, at a price equal to the lesser of the current fair market value or $1.50. The employment agreement also provided for a signing bonus of $156,000 to cover relocation expenses and a monthly housing allowance of $6,500 not to exceed $156,000.

The Company entered into employment agreements with Mssrs. Elmer, Storey and Buckner, which allow for termination of employment by either party for any reason. After the first ninety days of employment, either party may terminate upon giving of two weeks' written notice to the other party or pay equal to two weeks of the employee's salary in lieu of such notice. Where the employee materially fails to perform any obligation or any duty owed to the Company, prior notice of termination is not required. The employment agreements also prohibit the disclosure or use of trade secrets and other proprietary and confidential information owned by the Company and which are used in the operation of the business of the Company during the term of the employment agreement and at any time thereafter. The Company's employment agreements with Messrs. Storey and Buckner prohibit the employee from, directly or indirectly, engaging or participating in any activities which are in conflict with the best interests of the Company or engaging or participating in any business that is in competition with the business of the Company, not including ownership of less than ten percent of the outstanding stock by the employee in a publicly traded corporation.

Termination of Employment

The Company entered into a separation agreement and release with Yasushi Furukawa, effective as of October 22, 2001. Under this separation agreement, the Company agreed to compensate Mr. Furukawa upon his satisfaction of certain specified obligations described below. Such compensation includes $250,000 in severance pay over 24 semi-monthly installments. In addition, the Company agreed to accelerate the vesting of Mr. Furukawa's option to purchase of 100,000 shares of Common Stock, subject to the terms and conditions of the Company's 1991 Stock Incentive Plan, as amended, and the applicable Notice of Grant of Stock Option and Option Agreement, effective August 7, 2000. Under the separation agreement, Mr. Furukawa is obligated to return the Company's property, comply with the continuing obligations under the Non-Disclosure/Assignment agreement entered into between the parties on August 7, 2000 and resign from his membership on the Company's Board of Directors. Mr. Furukawa also agreed to release the Company and certain other parties from any claims and liabilities. The Company also agreed to release Mr. Furukawa and the Released Employee Parties, as defined in the agreement, from any claims and liabilities.

The Company entered into a separation agreement and release with Ira Rotenberg on October 2, 2001, under which Mr. Rotenberg's employment with the Company was ended. The separation agreement provides for severance pay equal to twenty weeks of his current base salary and $2,000 upon receipt of his executed separation agreement. In addition, Mr. Rotenberg is entitled to $68,000 in consideration for past sales results. Mr. Rotenberg agreed to return all property of the Company and comply with the continuing obligations under the Proprietary Information, Non-Disclosure and Non-Solicitation Agreement between the Company and Mr. Rotenberg. Also, Mr. Rotenberg agreed to provide thirty hours of senior sales and professional consulting to the Company for each month through March 31, 2002, for no additional cost. Mr. Rotenberg also agreed to release the Company and certain other parties from any claims or other liabilities.

Compensation Protection Agreements with Certain Officers.

In December 2001, the Company entered into a separate Compensation Protection Agreement with each of Mssrs. Elmer, Storey and Buckner. The agreement provides that each such officer is entitled to receive his accrued compensation if employment with the Company is terminated for any reason prior to or following a Change in Control. If employment is terminated without Cause or by the officer for Good Reason, the officer is also entitled to the following: (i) severance pay equal to the greater of (1) six months of the officer's base salary (including any deferred amounts) or (2) the payment designated for the officer under the severance policy in effect as of December, 2001, provided that such termination occurs prior to a Change in Control; or (ii) severance pay equal to nine months of the officer's base salary (including any deferred amounts), as well as one year of medical benefits equal to that provided to the officer prior to termination (such medical benefits subject to mitigation upon subsequent employment within one year of termination), provided that such termination occurs following a Change in Control. All accrued compensation and severance payments must be paid to the officer in a single lump sum cash payment within thirty days after termination. The agreement will continue in effect for at least six months following a Change in Control.

For purposes of the agreement, a "Change in Control" is defined as (i) the acquisition of beneficial ownership of at least 40% of the combined voting power of the Company's outstanding securities, (ii) a change in the majority of the membership of the Company's incumbent board of directors, (iii) a merger, consolidation or reorganization involving the Company, (iv) a complete liquidation or dissolution of the Company, (v) the sale or other disposition of all or substantially all of the Company's assets, and (vi) any other event that at least two-thirds of the Company's incumbent board of directors determines to constitute a Change in Control. If a third party who subsequently effectuates a Change in Control directs the termination of the officer prior to such event, the officer will be treated as if terminated following a Change in Control.

For purposes of the agreement, "Cause" is defined as the termination of employment following the officer's conviction of a felony involving fraud or dishonesty. Cause is also defined as the officer's termination evidenced by a resolution of two-thirds the Company's board of directors that the officer: (i) continually failed to perform his reasonably assigned duties (except if due to physical or mental illness or as a result of Good Reason), which failure continued for 10 days following written notice (ii) engaged in demonstrably and materially injurious conduct to the Company.

For purposes of the agreement, "Good Reason" is defined as: (i) a material and adverse change in the officer's status or responsibilities or the assignment of materially inconsistent duties or responsibilities from those in effect within ninety days prior to or at any time following a Change in Control, (ii) the failure to pay compensation or benefits owed to the officer after five day's notice is given or a reduction in the level of officer's base salary in effect within ninety days prior to or at any time following a Change in Control, (iii) the officer's relocation outside a 50-mile radius from the officer's work or residence prior to the Change in Control without the officer's prior written consent, (iv) the insolvency or the filing of a petition for bankruptcy of the Company, which is not dismissed within sixty days, (v) any material breach by the Company of any provision of the agreement, and (iv) the failure of the Company to obtain an agreement, satisfactory to the officer, from any successors and assigns to assume and agree to perform the agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Dr. Norman Friedmann and Philip McKinney. Dr. Friedmann was the Company's Interim President and Chief Executive Officer from December 1999 until August 2000. Former company Director William Hasler served on the Compensation Committee during 2001 until his resignation in August 2001. Mr. McKinney was appointed to the Compensation Committee in September 2001. Neither Dr. Friedman nor Mr. McKinney are officers or employees of the Company, nor did they receive any additional compensation beyond the normal directors' fees paid to them for serving on the Board of Directors or any of its committees, nor did they have any other transactions with the Company in 2001. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of any other company's board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 8, 2002 concerning beneficial ownership of Common Stock by each director, each nominee, and the Named Executive Officers (as defined below), all director nominees and Named Executive Officers as a group, and each stockholder, known by the Company that owns 5% or more of the outstanding Common Stock. Unless otherwise noted, the listed persons have sole voting and dispositive powers with respect to the shares shown as beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each listed Stockholder is c/o TCSI Corporation, 1080 Marina Village Parkway, Alameda, CA 94501.

                                                                         Amount and Nature
                                                                           of Beneficial
Title of Class           Name and Address of Beneficial Owner                 Ownership      Percent of Class/1/
--------------           ------------------------------------                 ---------      -------------------
                                                 5% Stockholders
                                                 ---------------
Common Stock     Intrinsic Value Asset Management, Inc./2/
                 29229 Heathercliff Road, Suite 5                             5,193,000             22.31
                 Malibu, CA 90265

Common Stock     Kenneth Luskin/3/
                 Intrinsic Value Asset Management, Inc.
                 29229 Heathercliff Road, Suite 5                             5,193,000             22.31
                 Malibu, CA 90265

Common Stock     State of Wisconsin Investment Board/4/
                 P.O. Box 7842
                 121 East Wilson Street                                       3,134,600             13.46
                 Madison, WI 53707

Common Stock     Dimensional Fund Advisors, Inc./5/
                 1299 Ocean Avenue, 11th Floor                                1,639,800              7.04
                 Santa Monica, CA 90401

                                     Named Executive Officers and Directors
                                     --------------------------------------
Common Stock     Kenneth E. Elmer/6/                                             53,534                 *
Common Stock     Norman E. Friedmann, Ph.D. /6/                                  52,333                 *
Common Stock     Garrett A. Garrettson, Ph.D./6/                                  4,445                 *
Common Stock     Donald Green/6/                                                 36,960                 *
Common Stock     Philip McKinney/6/                                               4,445                 *
Common Stock     Russell L. Skibsted/6/                                           5,834                 *
Common Stock     Peter R. Buckner/6/                                            234,183                 *
Common Stock     James S. Storey, Ph.D. /6/                                     169,065                 *
Common Stock     Yasushi Furukawa/7/                                             15,000                 *
Common Stock     All directors and named executive officers as a group
                 (8 persons)/8/                                                 560,799              2.41

/1/ Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage ownership is based on 23,281,208 shares as of March 8, 2002.
/2/ Based on a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on October 23, 2001 by Intrinsic Value Asset Management, Inc. ("Intrinsic"). Of the 5,193,000 total shares, Kenneth Luskin claims personal ownership of 518,500 shares. Kenneth Luskin, as President of Intrinsic Value Asset Management, has sole power to vote and dispose of all 5,193,000 shares.
/3/ Based on a Schedule 13D filed with the SEC on October 23, 2001 by Kenneth Luskin ("Luskin"). Of the 5,193,000 total shares, Kenneth Luskin claims personal ownership of 518,500 shares. Kenneth Luskin, as President of Intrinsic Value Asset Management, has sole power to vote and dispose of all 5,193,000 shares.
/4/ Based on a Schedule 13G/A filed with the SEC on February 13, 2002 by the State of Wisconsin Investment Board ("SWIB"). SWIB has the sole power to vote and dispose of all 3,134,600 shares.
/5/ Based on a Schedule 13G filed with the SEC on February 12, 2002 by Dimensional Fund Advisors Inc. ("Dimensional"). Dimensional has the sole power to vote and dispose of all 1,639,800.
/6/ Includes shares issuable upon exercise of options to purchase the Company's Common Stock under the Company's stock option plans that are exercisable within 60 days of March 15, 2002.
/7/ Mr. Furukawa resigned as President and Chief Executive Officer on October 22, 2001. The shares represented are based on a Form 3 Mr. Furukawa filed with the SEC on November 15, 2000 and to the best of the Company's knowledge reflect his holdings as of March 15, 2002.
/8/  Does not include shares held by Mr. Furukawa.

Item 13. Certain Relationships and Related Transactions

     None

                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1.   Consolidated Financial Statements

     The following consolidated financial statements of TCSI are filed as part of this Report:

                                                                            Page
                                                                            ----

Report of Independent Auditors............................................   41
Consolidated Balance Sheets as of December 31, 2001 and 2000..............   42
Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000, and 1999......................................   43
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 2001, 2000, and 1999......................................   44
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000, and 1999......................................   45
Notes to Consolidated Financial Statements................................   46

2.   Consolidated Financial Statement Schedule

     The following consolidated financial statement schedule of TCSI is filed as part of this report and should be read in conjunction with the consolidated financial statements of TCSI:

     Schedule                                                               Page
     --------                                                               ----

     II      Valuation and Qualifying Accounts............................   61

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3    Exhibits

The index of exhibits is at page 38.

(b)  Reports on Form 8-K in the fourth quarter of 2001:

     None.

3.   Exhibits

 Exhibit
 Number                            Document Description
 ------   ----------------------------------------------------------------------

 3.1 Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

 3.2* Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 12, 1994.

 3.3*     Amended and Restated Bylaws of the Company, dated February 22, 2002.

 4.1 Second Amended and Restated Preferred Shares Rights Agreement, dated October 17, 2001, between the Company and Registrar and Transfer Agent, as Rights Agent, incorporated herein by reference to Exhibit 7 of the Form 8-A filed on November 13, 2001.

 10.1# Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan as amended February 28, 1992, incorporated herein by reference to Exhibit 4 of the Company's Registration Statement No. 33-57540 on Form S-8 filed on January 28, 1993.

 10.2*# Amendment to Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan, dated March 3, 1995, changing the name of the plan to TCSI Corporation 1991 Stock Incentive Plan.

 10.3*# Amendments to TCSI Corporation 1991 Stock Incentive Plan, dated December 8, 1995 and March 1, 1996.

 10.4 Form of Indemnity Agreement between the Company and each of its directors and officers incorporated herein by reference to Exhibit
          10.8 of the Company's Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

 10.5# Form of specimen, TCSI Employee Stock Purchase Plan, dated January 19, 1997, incorporated herein by reference to Exhibit 10.26 of Form 10-K filed March 27, 1997.

 10.6# Amendment to TCSI Employee Stock Purchase Plan, dated December 5, 1997, amending the maximum number of shares an employee may purchase in an offering, incorporated herein by reference to Exhibit 10.27 of Form 10-K filed March 28, 1998.

 10.7*    TCSI 1994 Outside Directors Stock Option Plan, as amended May 5, 1998.

 10.8# Amended and Restated 2001 Stock Option Plan, dated May 10, 2001, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement No. 333-75326 on Form S-8, filed December 18, 2001.

 10.9 Arrangement for Employment with President and Chief Executive officer, dated August 7, 2000, incorporated herein by reference to Exhibit
          10.36 of Form 10-Q filed November 13, 2000.

 10.10 Arrangement for Employment with Chief Financial Officer, dated March 12, 2001, incorporated herein by reference to Exhibit 10.33 to Form 10-Q, filed May 15, 2001.

--------------------
*    Filed herewith.
#    Plans in which executive officers participate.

 Exhibit
 Number                            Document Description
 ------   ----------------------------------------------------------------------

 10.11* Form of Compensation Protection Agreement between the Company and certain executive officers, dated December 2001.

 10.12* Separation Agreement and Release between the Company and Yasushi Furukawa, dated October 22, 2001.

 10.13* Separation Agreement and Release between the Company and Ira Rotenberg, dated October 2, 2001.

 10.14 Sublease between Computer Associates International, Inc. and the Company, dated July 12, 1996, concerning the lease of Company's facilities located at 1080 Marina Village Parkway, Alameda, California, incorporated herein by reference to Exhibit 10.24 of Form 10-K filed March 27, 1997.

 10.15 Lease between Kenburgh Land and Properties Limited and the Company, dated February 14, 1997, concerning the lease of the Company's facilities located at First Floor Suffolk House, Fordham Road, Newmarket, United Kingdom, incorporated herein by reference to Exhibit
          10.31 of Form 10-K filed March 27, 1997.

 10.16 Sublease between Shanghai TaiSi Science and Technology Ltd., Corporation ("TaiSi") and the Company, dated February 7, 2001, concerning the sublease of TaiSi's facilities located at 1277 Beijing Road, Shanghai, PRC, incorporated herein by reference to Exhibit 10.32 of Form 10-K, filed March 29, 2001.

 10.17* Sublease between Shanghai TaiSi Science and Technology Ltd., Corporation ("TaiSi") and the Company, dated February 25, 2002, concerning the sublease of TaiSi's facilities located at Suite 1503A, Golden Magnolia Plaza, No. 1 Dapu Road, Shanghai, PRC.

 10.18* Lease between Nippon Life Insurance Company and Sumitomo Realty & Development Co., Ltd. and the Company, dated September 7, 1998, concerning the lease of office space located at the Shinjuku NS Building, 4-1, Nishishinjuku 2-chome, Shinjuku-ku, Tokyo (translated from Japanese).

 10.19 Sublease between eiStream, Inc. and the Company, dated May 25, 2001, concerning the sublease of the third floor of the Company's facilities located at 1080 Marina Village Parkway, Alameda, California, incorporated herein by reference to Exhibit 10.34 to form 10-Q, filed August 14, 2001.

 10.20 Sublease between METRO PCS and the Company, dated August 4, 2001, concerning the sublease of the fourth floor of the Company's facilities located at 1080 Marina Village Parkway, Alameda, California, incorporated herein by reference to Exhibit 10.35 to Form 10-Q, filed August 14, 2001.

 10.21 Form of Indemnification Agreement between the Company and certain members of its directors, dated August 22, 2001, incorporated herein by reference to Exhibit 10.36 to Form 10-Q, filed November 13, 2001.

 10.22 Non-Disclosure Agreement between the Company and Russell Skibsted, dated October 15, 2001, incorporated herein by reference to Exhibit
          10.37 to Form 10-Q, filed November 13, 2001.

 10.23 Form of Non-Disclosure Agreement between the Company and certain members of its directors, dated November 9, 2001, incorporated herein by reference to Exhibit 10.37 to Form 10-Q, filed November 13, 2001.

 23.1*    Consent of Ernst & Young LLP, Independent Auditors.

--------------------
*    Filed herewith.
#    Plans in which executive officers participate.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TCSI Corporation
                                      (Registrant)

          March 29, 2002              /s/ KENNETH E. ELMER
                                      -----------------------------------------
                                      Kenneth E. Elmer, Chief Financial Officer,
                                      Secretary and Treasurer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer)


POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of TCSI Corporation do hereby constitute and appoint Kenneth E. Elmer the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable TCSI Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

          March 29, 2002              /s/ KENNETH E. ELMER
                                      ------------------------------------------
                                      Kenneth E. Elmer, Director

          March 29, 2002              /s/ NORMAN E. FRIEDMANN
                                      ------------------------------------------
                                      Norman E. Friedmann, Ph.D., Director

          March 29, 2002              /s/ GARRETT A. GARRETTSON
                                      ------------------------------------------
                                      Garrett A. Garrettson, Ph.D., Director

          March 29, 2002              /s/ DONALD GREEN
                                      ------------------------------------------
                                      Donald Green, Director

          March 29, 2002              /s/ RUSSELL  L. SKIBSTED
                                      ------------------------------------------
                                      Russell Skibsted, Director

          March 29, 2002              /s/ PHILIP C. MCKINNEY
                                      ------------------------------------------
                                      Philip McKinney, Director

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TCSI Corporation

     We have audited the accompanying consolidated balance sheets of TCSI Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCSI Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
March 1, 2002

                                           TCSI CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                                       December 31,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
Assets
Current assets:
  Cash and equivalents .........................................................   $  8,689    $ 11,886
  Marketable securities ........................................................     12,623      21,523
  Receivables, net .............................................................      2,304       4,827
  Other receivables ............................................................        117         191
  Other current assets .........................................................        745       1,238
                                                                                   --------    --------
       Total current assets ....................................................     24,478      39,665
Furniture, equipment, and leasehold improvements, net ..........................      3,695       5,568
Investment .....................................................................        100         658
Other noncurrent assets ........................................................        295         422
                                                                                   --------    --------
       Total assets ............................................................   $ 28,568    $ 46,313
                                                                                   ========    ========


Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities .....................................   $  4,154    $  2,777
  Accrued compensation and related costs .......................................      1,136       2,209
  Deferred revenue .............................................................        315       1,715
  Income taxes payable .........................................................        354       1,054
                                                                                   --------    --------
       Total current liabilities ...............................................      5,959       7,755

Commitments and contingencies

Shareholders' equity:
  Preferred shares, par value $0.01 per share; 5,000,000 shares authorized; none
    issued and outstanding .....................................................         --          --
  Common shares, par value $0.10 per share; 75,000,000 shares authorized;
    23,251,271 and 23,144,219 shares issued and outstanding as of December 31,
    2000 and 1999, respectively ................................................      2,325       2,314
  Additional paid-in capital ...................................................     52,792      52,654
  Accumulated other comprehensive income .......................................         40          21
  Accumulated deficit ..........................................................    (32,548)    (16,431)
                                                                                   --------    --------
       Total shareholders' equity ..............................................     22,609      38,558
                                                                                   --------    --------
         Total liabilities and shareholders' equity ............................   $ 28,568    $ 46,313
                                                                                   ========    ========



          See accompanying notes to consolidated financial statements.

                                 TCSI CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                                      Years Ended December 31,
                                                  --------------------------------
                                                    2001        2000        1999
                                                  --------    --------    --------
Revenues:
  Services ....................................   $  6,540    $ 11,565    $ 22,269
  Software licensing fees .....................      4,520       7,336      10,497
                                                  --------    --------    --------
       Total revenues .........................     11,060      18,901      32,766
Costs and expenses:
  Costs of services ...........................      5,111       8,525      20,154
  Product development .........................      7,307       9,317      14,351
  Selling, general, and administrative ........     13,538      13,771      17,137
  Restructuring charges .......................      2,633         364         812
  Asset impairment charges ....................         72       1,505         716
                                                  --------    --------    --------
       Total costs and expenses ...............     28,661      33,482      53,170
                                                  --------    --------    --------
Loss from operations ..........................    (17,601)    (14,581)    (20,404)
Interest income and other income (expense), net      1,127       1,930       1,974
                                                  --------    --------    --------
Loss before income tax provision (benefit) ....    (16,474)    (12,651)    (18,430)
Income tax provision (benefit) ................       (357)       (296)      4,052
                                                  --------    --------    --------
Net loss ......................................   $(16,117)   $(12,355)   $(22,482)
                                                  ========    ========    ========
Net loss per share - basic and diluted ........   $  (0.69)   $  (0.54)   $  (0.99)
                                                  ========    ========    ========
Shares used in computing net loss per share -
  basic and diluted ...........................     23,220      23,048      22,614
                                                  ========    ========    ========



          See accompanying notes to consolidated financial statements.


                                                        TCSI CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          Years ended December 31, 2001, 2000, and 1999
                                                         (in thousands)


                                                                                                     Accumulated

                                                                           Additional                   Other          Total

                                                      Common Shares          Paid-in   Accumulated  Comprehensive  Shareholders'

                                                   Number       Amount       Capital      Deficit       Income        Equity
                                                  --------     --------     --------     --------      --------      --------

Balances as of December 31, 1998 ..............     22,453     $  2,245     $ 50,737     $ 18,406      $   (244)     $ 71,144

  Proceeds from exercise of options ...........          4           --          140           --            --           140

  Proceeds from employee stock purchase plan ..        230           23          388           --            --           411

Comprehensive loss:

    Net loss ..................................         --           --           --      (22,482)           --       (22,482)

    Unrealized losses on marketable securities          --           --           --           --          (102)         (102)

    Foreign currency translation adjustments ..         --           --           --           --           371           371
                                                  --------     --------     --------     --------      --------      --------

       Total comprehensive loss ...............         --           --           --      (22,482)          269       (22,213)
                                                  --------     --------     --------     --------      --------      --------

Balances as of December 31, 1999 ..............     22,687        2,268       51,265       (4,076)           25        49,482

  Proceeds from exercise of options ...........        267           27          973           --            --         1,000

  Proceeds from employee stock purchase plan ..        190           19          267           --            --           286

  Compensation charge associated with grant of

    stock options to employees and a consultant

    and a warrant to a consultant .............         --           --          149           --            --           149

Comprehensive loss:

    Net loss ..................................         --           --           --      (12,355)           --       (12,355)

    Unrealized losses on marketable securities          --           --           --           --            (4)           (4)
                                                  --------     --------     --------     --------      --------      --------

       Total comprehensive loss ...............         --           --           --      (12,355)           (4)      (12,359)
                                                  --------     --------     --------     --------      --------      --------

Balances as of December 31, 2000 ..............     23,144        2,314       52,654      (16,431)           21        38,558

  Proceeds from employee stock purchase plan ..        107           11          118           --            --           129

  Compensation charge associated with grant  of

    stock options to employees ................         --           --           20           --            --            20
                                                  --------     --------     --------     --------      --------      --------

  Comprehensive loss:

    Net loss ..................................         --           --           --      (16,117)           --       (16,117)

    Unrealized gains on marketable securities .         --           --           --           --            19            19
                                                  --------     --------     --------     --------      --------      --------

       Total comprehensive loss ...............         --           --           --      (16,117)           19       (16,098)
                                                  --------     --------     --------     --------      --------      --------

Balances as of December 31, 2001 ..............     23,251     $  2,325     $ 52,792     $(32,548)     $     40      $ 22,609
                                                  ========     ========     ========     ========      ========      ========



           See accompanying notes to consolidated financial statements


                                                     TCSI CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                               Years Ended December 31,
                                                                                           --------------------------------
                                                                                             2001        2000        1999
                                                                                           --------    --------    --------

Cash flows from operating activities:
Net loss ...............................................................................   $(16,117)   $(12,355)   $(22,482)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization ......................................................      2,235       4,378       4,231
    (Gain) loss on disposal or write-down of furniture, equipment ......................         59         (10)         --
    leasehold improvements
    Compensation charge associated with grant of stock options and a warrant to
      employees and a consultant .......................................................         20         149          --
    Asset impairment charges ...........................................................         72       1,505         716
    Write-down of noncurrent equity investment for other than temporary decline in value        558         325          --
    Equity investment received in connection with software licensing arrangement .......         --        (983)         --
    Deferred income taxes ..............................................................         --          --       3,690
    Net changes in operating assets and liabilities:
      Receivables, net .................................................................      2,523       7,307        (564)
      Other receivables, other current assets, intangibles and other noncurrent assets .        694       1,506         129
      Accounts payable and accrued liabilities .........................................      1,377        (672)       (997)
      Accrued compensation and related costs ...........................................     (1,073)       (948)        (41)
      Deferred revenue .................................................................     (1,400)        686        (350)
      Income taxes payable .............................................................       (700)          8         384
                                                                                           --------    --------    --------
        Net cash provided by (used in) operating activities ............................    (11,752)        896     (15,284)

Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements ............................       (513)       (483)     (2,805)
Purchases of marketable securities .....................................................     (8,492)    (13,823)    (17,608)
Proceeds from the redemptions of marketable securities .................................     17,431      15,222      21,255
                                                                                           --------    --------    --------
        Net cash provided by investing activities ......................................      8,426         916         842

Cash flow from financing activities:
Proceeds from issuance of common stock .................................................        129       1,286         551

Effect of exchange rate changes on cash and equivalents ................................         --          --         371
                                                                                           --------    --------    --------
Net increase (decrease) in cash and equivalents ........................................     (3,197)      3,098     (13,520)
Cash and equivalents at the beginning of year ..........................................     11,886       8,788      22,308
                                                                                           --------    --------    --------
Cash and equivalents at the end of year ................................................   $  8,689    $ 11,886    $  8,788
                                                                                           ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid (refunds received) for income taxes, net ...................................        (15)   $   (296)   $    460
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

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     TCSI Corporation ("TCSI" or the "Company") currently operates in one segment which provides integrated software products and services for the global telecommunications industry. TCSI's solutions enable telecom service providers, original equipment manufacturers and systems integrators to rapidly deploy and manage network infrastructure and services. TCSI was organized in 1983 as a Nevada corporation and is headquartered in Alameda, California. The Company has offices in the United States, Europe and the Pacific Rim.

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

Significant Customers and Customer Concentration

     To date, a significant portion of the Company's revenues has been concentrated among a limited number of customers. In 2001, 2000 and 1999, revenues from the Company's five largest customers in aggregate represented 62%, 57% and 60% of total revenues, respectively. In 2001, 2000 and 1999 one customer with multiple contracts represented approximately 23%, 23% and 30% of total revenues, respectively. In 2001 and 2000, another customer represented approximately 17% and 13% of total revenues, respectively. The Company anticipates that it will continue to experience significant customer concentration.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Concentrations of Credit Risk and Credit Risk Evaluations

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and equivalents, marketable securities, receivables, and a noncurrent equity investment. Cash and equivalents consist principally of demand deposit and money market accounts and commercial paper. Marketable securities consist primarily of debt securities of domestic municipalities and U.S. and foreign companies and U.S. treasuries and agencies with strong credit ratings. Cash and equivalents and marketable securities are held with various domestic and foreign financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and equivalents or marketable securities. Receivable balances are primarily from large, credit worthy customers in the telecom industry. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations.

     The investment relates to shares in a private company acquired during 2000. In 2001, the Company determined that the investment had incurred an other than temporary decline in value and accordingly, the Company recorded a $558,000 charge to other expense to adjust the investment to its estimated fair value. The Company will perform ongoing evaluations of the investment's carrying value and make adjustments as necessary.

Furniture, Equipment and Leasehold Improvements

     Furniture, equipment and leasehold improvements are stated at cost. Furniture and equipment are depreciated over their estimated service lives of the assets (three to five years) utilizing the straight-line method. Leasehold improvements are amortized over the shorter of the term of the related office lease or the estimated service lives of the assets (ten years) utilizing the straight-line method. Costs of software developed for internal use were not significant in 2001, 2000, and 1999, and, as such, were expensed as incurred.

Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of," the Company reviews long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Revenue Recognition

     In accordance with terms of the American Institute of Certified Public Accountants ("AICPA") statement of position 97-2, Software Revenue Recognition ("SOP 97-2") and SOP 98-9, the Company licenses its software to customers under contracts which generally include both software licensing fees and systems solutions services. Revenues for integration, consulting and maintenance services, and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts which do not require significant production, modification, or customization of software. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement using the residual method. Revenue derived from resellers is recognized upon sell-through to the end customer. In 2001, the Company recorded services revenue of $317,000 from a related party.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

Income Taxes

     Deferred income tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Per Share Information

     Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents from the Company's stock option plans and outstanding warrant, calculated using the treasury stock method.

     The following table sets forth the computation of basic and diluted net loss per share:

                                                     2001        2000        1999
                                                     ----        ----        ----
                                                            (in thousands)

          Numerator:
             Net loss                              $(16,117)   $(12,355)   $(22,482)
                                                   ========    ========    ========

          Denominator:
             Weighted-average shares outstanding     23,220      23,048      22,614
                                                   ========    ========    ========
          Net loss per share-basic and diluted     $  (0.69)   $  (0.54)   $  (0.99)
                                                   ========    ========    ========


     The Company had losses from operations in 2001, 2000 and 1999, accordingly the effect of stock options and warrants were not included in the computations for those years because their effects would be antidilutive.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Dilutive securities

     If the Company had reported net income, the following additional shares, (with an exercise price less than the average market price of the Company's common shares) would be included in the shares outstanding amount:

                                                                      Years Ended December 31,
                                                                      -----------------------
                                                                       2001     2000     1999
                                                                      -----    -----    -----
                                                                           (in thousands)

          Absolute options and warrant outstanding at end of period     963    1,902    2,700
                                                                      =====    =====    =====

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

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, and Accounting Principles Board No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to adopt SFAS 144 for its fiscal year beginning January 1, 2002. The Company is currently assessing the impact of FAS 144 on its financial position and results of operations.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2 - MARKETABLE SECURITIES

     Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company had no held-to-maturity securities as of December 31, 2001 or 2000. Marketable securities not classified as such are classified as available-for-sale. Available-for-sale securities are stated at fair value, determined by quoted market prices, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income within shareholders' equity on the accompanying consolidated balance sheets. Realized and unrealized gains and losses from investments have been insignificant to the consolidated results of operations and financial position of the Company. All of the securities held by the Company have stated maturities of two years or less.

     Marketable securities as of December 31 consist of the following:

                                                                                         2001      2000
                                                                                       -------   -------
                                                                                         (in thousands)

          Debt securities of U.S. companies ........................................   $10,350   $12,000
          Debt securities of foreign companies .....................................        --     1,294
          U.S. Treasury securities and obligations of U.S. Government Agencies .....     2,233     8,208
          Unrealized gains, net ....................................................        40        21
                                                                                       -------   -------
                                                                                       $12,623   $21,523
                                                                                       =======   =======


NOTE 3 - RECEIVABLES

Receivables as of December 31 consist of the following:

                                                    2001        2000
                                                  -------     -------
                                                     (in thousands)

          Billed receivables .................    $ 2,559     $ 3,604
          Unbilled receivables ...............        295       1,838
          Allowance for doubtful accounts ....       (550)       (615)
                                                  -------     -------
                                                  $ 2,304     $ 4,827
                                                  =======     =======


NOTE 4 - FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Equipment, furniture, and leasehold improvements as of December 31 consisted of the following:

                                                            2001        2000
                                                          --------    --------
                                                             (in thousands)

          Computer equipment ..........................   $ 11,692    $ 20,011
          Furniture and fixtures ......................      2,542       4,253
          Leasehold improvements ......................      6,366       7,089
                                                          --------    --------
                                                            20,600      31,353
          Accumulated depreciation and amortization ...    (16,905)    (25,785)
                                                          --------    --------
                                                          $  3,695    $  5,568
                                                          ========    ========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5 - OPERATING SEGMENTS

     TCSI currently operates in one operating segment, which provides integrated software products and services for the global telecom industry. In 2000, the Company's two product lines were: (1) Catalant(R), which offers carrier-class network management application and platform capabilities, targeting next generation voice, data and wireless networks and (2) WorldWin, which offered integrated Operations Support System solutions, including providing service assurance, mediation and billing functionality for emerging service providers worldwide. In late 2000 the WorldWin product line was phased out. For management purposes, in 2000 and prior years, the Company was divided into and presented its financial information by product line and by geographic area. Effective January 1, 2001, the Company consolidated these results for internal reporting purposes and no longer reported or managed operations by product line or geographic area. Therefore, product line revenue and costs of revenue for 2001 have been excluded; however, the results of operations for the product lines, as taken from the internal management information system, are provided below for 2000 and 1999:

                                                  Years Ended December 31,
                                                  ------------------------
                                                    2000             1999
                                                  -------          -------
                                                       (in thousands)
                                                         (unaudited)

          Product Information:
          Catalant(R):
             Total revenues ................      $16,262          $26,187
             Less: cost of revenues ........        7,143           17,480
                                                  -------          -------
               Gross profit ................      $ 9,119          $ 8,707
                                                  =======          =======

          WorldWin:
             Total revenues ................      $ 2,639          $ 6,579
             Less: cost of revenues ........        1,382            2,674
                                                  -------          -------
               Gross profit ................      $ 1,257          $ 3,905
                                                  =======          =======


                                             Years Ended December 31,
                                           ---------------------------
                                             2001      2000      1999
                                           -------   -------   -------
          Revenues by Geographic Area:
             The Americas ..............   $ 4,075   $ 7,501   $ 9,889
             Asia Pacific ..............     3,591     6,244    12,015
             Europe ....................     3,394     5,156    10,862
                                           -------   -------   -------
               Total revenues ..........   $11,060   $18,901   $32,766
                                           =======   =======   =======


NOTE 6 - 401(k) PLAN AND STOCK OPTION PLANS

401(k)

     Eligible employees can contribute amounts to the TCSI Corporation Profit Sharing 401(k) Plan (the "Plan") via payroll withholding subject to certain limitations. The Company matches contributions by Plan participants based upon a percentage of the participant's contribution determined by the Board of Directors for each plan year. Total charges to operations for Company contributions under the Plan in 2001, 2000 and 1999 were $65,000, $372,000 and $482,000, respectively.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan (the "1991 Stock Plan") initially provided for the issuance of up to 3.0 million shares of common stock for the granting of options or restricted shares to employees, directors, and consultants. The 1991 Stock Plan provides for the issuance of incentive options, nonstatutory options and restricted stock awards at an exercise price per share equal to the fair value of the shares at the date of grant. Options granted under the 1991 Stock Plan generally have a term of up to six years from the date of the grant. No grants of restricted stock have been issued under the 1991 Stock Plan.

     In 1996, the Company's stockholders approved an amendment to the 1991 Stock Plan that increased the number of common shares reserved for option grants to
7.5 million. Beginning January 1, 1997, the number of shares eligible to be granted under the 1991 Stock Plan automatically increased by 750,000 each year.

     In 2001, the 1991 Stock Plan expired. Accordingly, no shares were available for grant as of December 31, 2001.

Information regarding the 1991 Stock Plan is as follows:

                                                                          Weighted
                                                                          Average
                                                      Option Shares    Exercise Price
                                                      -------------    --------------
                                                      (in thousands)
          Outstanding as of December 31, 1998 .....        3,268           $  5.29
            Granted ...............................        1,543              1.98
            Exercised .............................           (4)             1.99
            Canceled ..............................       (1,186)             4.61
                                                         -------           -------
          Outstanding as of December 31, 1999 .....        3,621              4.11
            Granted ...............................        1,909              1.99
            Exercised .............................         (267)             3.74
            Canceled ..............................       (1,465)             3.30
                                                         -------           -------
          Outstanding as of  December 31, 2000 ....        3,798              3.38
                                                         -------           -------
            Granted ...............................        1,129              1.23
            Exercised .............................           --                --
            Canceled ..............................       (3,529)             3.03
                                                         -------           -------
          Outstanding as of  December 31, 2001 ....        1,398              2.51
                                                         =======           =======

          Exercisable as of December 31, 2001 .....      $   911           $  3.04
                                                         =======           =======

1994 Outside Directors Stock Option Plan

     The Company's 1994 Outside Directors Stock Option Plan (the "Directors Plan") provides for the issuance of up to 300,000 common shares for options to non-employee directors. Grants under the Directors Plan are priced at fair value at the date of grant. Each eligible director is to be granted options to purchase 20,000 shares upon appointment or election to the Board of Directors and an additional 5,000 shares each succeeding year. Options vest monthly over a three-year period. As of December 31, 2001, the weighted average contractual life of options outstanding is 3.22 years and the range of exercise prices is $0.80 to $7.52 per share.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Information regarding the Directors Plan is as follows:

                                                                          Weighted
                                                                          Average
                                                      Option Shares    Exercise Price
                                                      -------------    --------------
                                                      (in thousands)
          Outstanding as of December 31, 1998 ....          168            $6.89
             Granted .............................           30             1.88
             Canceled ............................          (24)            6.40
                                                         ------            -----
          Exercisable as of December 31, 1999 ....          174             6.09
             Granted .............................           20             2.39
             Canceled ............................          (68)            7.07
                                                         ------            -----
          Outstanding as of December 31, 2000 ....          126             4.97
             Granted .............................           70              .93
             Canceled ............................          (54)            4.31
                                                         ------            -----
          Outstanding as of December 31, 2001 ....          142            $3.22
                                                         ======            =====

          Exercisable as of December 31, 2001 ....           72             5.25
                                                         ======            =====

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (the "2001 Plan") was approved by the Company's stockholders in 2001 and provides for the issuance of up to 1.3 million shares of Common Stock for the granting of options and other awards to employees, directors, or consultants. The 2001 Plan provides for the issuance of awards at an exercise price generally not to exceed 110% of fair market value at the date of the grant. A maximum of 500,000 shares of restricted stock may be issued under the 2001 Plan. Awards granted under the 2001 Plan generally have a term of up to ten years from the grant date. Options generally vest over four years.

Information regarding the 2001 Plan is as follows:

                                                                          Weighted
                                                                          Average
                                                      Option Shares    Exercise Price
                                                      -------------    --------------
                                                      (in thousands)
          Outstanding as of December 31, 2000 ....            --           $  --
             Granted .............................         1,185            0.68
            Canceled .............................          (215)           0.92
                                                          ------           -----
          Outstanding as of December 31, 2001 ....           970           $0.62
                                                          ======           =====

          Exercisable as of December 31, 2001 ....            --              --
                                                          ======           =====

Employee Stock Purchase Plan

     In December 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") as qualified under Section 423 of the Internal Revenue Code and reserved 500,000 shares of the Company's common stock for issuance under this plan. The number of shares available under the Purchase Plan increased annually by the lesser of 100,000 shares, 1% of the Company's outstanding common shares, or an amount determined by the Company's Board of Directors. All employees, as defined by the Purchase Plan, may contribute up to 15% of their compensation to purchase shares of the Company's common stock at the lesser of 85% of the fair market value at the beginning or end of each six-month offering period. The offering periods commence each February and August. During the years ended December 31, 2001, 2000 and 1999, 107,052 shares, 190,140 shares, and 230,426 shares, respectively, of common stock were issued under the Purchase Plan.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Shares Reserved for Future Issuance

     As of December 31, 2001, the Company has reserved shares of capital stock for future issuance as follows (in thousands):

          Stock options outstanding:
             Stock Plan                                          1,398
             Directors' Plan                                       142
             2001 Plan                                             970
                                                                 -----
          Stock options available for grant:                     2,510
             Stock Plan
             Directors' Plan                                       159
             2001 Plan                                             330
                                                                 -----
                                                                   489

          Employee stock purchase plan                              40
                                                                 -----

                                                                 3,039
                                                                 =====


Outstanding and Exercisable by Price Range

     As of December 31, 2001, the options outstanding and exercisable by price for all equity plans are detailed below:

                                          Options Outstanding                     Options Exercisable
                             ----------------------------------------------    ------------------------
                                              Weighted
                                               Average                                         Weighted
                                              Remaining         Weighted                        Average
              Range of        Shares of      Contractual         Average        Shares of      Exercise
           Exercise Price    Common Stock    Life (years)    Exercise Price    Common Stock      Price
           --------------    ------------    ------------    --------------    ------------      -----
                            (in thousands)                                    (in thousands)
          $ 0.53 - 1.06          1,110           4.32            $  .67                7        $ 0.92
            1.07 - 1.38            300           5.09              1.31               44          1.36
            1.50 - 1.95            539           3.97              1.69              420          1.63
            1.99 - 2.93            254           3.83              2.64              210          2.68
            3.56 - 6.63            268           1.58              5.86              265          5.86
            6.65 - 7.91             38           1.31              7.42               36          7.44
            19.55                    1           0.67             19.55                1         19.55
                                 -----                                             -----
                                 2,510                                               983
                                 =====                                             =====


Stock-Based Compensation and Pro forma Information

     Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     For the years ended December 31, 2001, 2000 and 1999, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                    2001    2000    1999
                                                    ----    ----    ----

          Expected life of options in years ...      3.0     3.0     4.0
          Volatility ..........................     1.50    1.49    1.41
          Risk-free interest rate .............     3.87%   6.33%   5.49%
          Expected dividend yield .............        0       0       0

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    2001          2000          1999
                                                                    ----          ----          ----

          Pro forma net loss ................................   $  (16,126)   $  (13,949)   $  (24,605)
          Pro forma basic and diluted net loss per share ....   $    (0.69)   $    (0.61)   $    (1.09)

     The weighted average grant date fair value of stock options granted, for the 1991 Plan, during the years ended December 31, 2001, 2000, and 1999 was $1.12, $1.77 and $1.81 per share, respectively. The weighted average grant date fair value of stock options granted, for the Directors Plan, during the years ended December 31, 2001, 2000, and 1999 was $0.84, $2.12, and $1.64 per share, respectively. The weighted average grant date fair value of stock options granted, for the 2001 Plan, during the year ended December 31, 2001 was $0.60 per share.

Equity Compensation

     In August 2000, a warrant was issued to an outside recruitment firm hired to fill the Chief Executive Officer position, to purchase 25,000 shares of the Company's common stock, at an exercise price of $1.50, with immediate vesting and a three year life.

     During 2000, the Black-Scholes option valuation model was used to calculate the compensation expense related to the extension of vesting privileges on options awarded to former executives of the Company as per their severance agreements, for options issued to an outside consulting firm for services rendered and the warrant noted above. The total 2000 stock option and warrant compensation expense computed and recorded using the Black-Scholes option valuation model, with expected volatility of 82.6%, risk-free interest rate of 5.41%, contractual life of three years, and 0% dividend rate, was $126,000.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - INCOME TAXES

     Significant components of the Company's deferred tax assets as of December 31 using the liability method were as follows:

                                                            2001        2000
                                                          --------    --------
                                                             (in thousands)

          Deferred Tax Assets:
            Revenue differences related to timing .....   $    427    $  1,106
            Other accrued items .......................        684       1,090
            Net operating loss carry-forwards .........     19,646      11,030
            Credit carry-forwards .....................      2,619       2,459
            Capitalized research and development ......      1,945       1,852
            In-process technology acquired ............      1,422       1,541
            Depreciation ..............................        698         478
                                                          --------    --------
          Total deferred tax assets ...................     27,441      19,556
                                                          --------    --------

          Less:  valuation allowance ..................    (27,441)    (19,556)
                                                          --------    --------
          Net deferred tax assets .....................   $     --    $     --
                                                          ========    ========


     Realization of TCSI's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carry forwards. However, due to uncertainties regarding the timing and amount of future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2001 and December 31, 2000, the valuation allowance increased by $7,885,000 and $4,818,000, respectively.

     The current and deferred portions of the income tax provision (benefit) for the years ended December 31 are as follows:

                                     2001          2000          1999
                                   -------       -------       -------
                                             (in thousands)

          Current:
            Federal .........      $    --       $    --       $    --
            State ...........           --            --            --
            Foreign .........          343          (296)          362
                                   -------       -------       -------
                                       343          (296)          362
                                   -------       -------       -------
          Deferred:
            Federal .........         (700)           --         3,136
            State ...........           --            --           554
                                   -------       -------       -------
                                      (700)           --         3,690
                                   -------       -------       -------
                                   $  (357)      $  (296)      $ 4,052
                                   =======       =======       =======

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The provision (benefit) for income taxes differed from the amount computed by applying the Federal statutory income tax rate for the following years ended December 31 as follows:

                                          2001      2000      1999
                                         ------    ------    ------

  Federal statutory rate .............     (34)%     (34)%     (34)%
  State taxes, net of federal ........      (4)       (4)       (9)
  Tax exempt interest ................      --        --        --
  Foreign taxes ......................       2        (2)        2
  Valuation allowance ................      48        38        67
  Other items ........................     (14)       --         4
                                         -----     -----     -----
  Income tax provision (benefit) .....       *%        *%        *%
                                         =====     =====     =====
    *Not Meaningful

     As of December 31, 2001, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $55.0 million and research credit carry-forwards of approximately $1.2 million, which will expire in varying amounts from 2012 through 2021, and a foreign tax credit carry-forward of approximately $1.3 million which will expire from 2002 through 2006. The Company also has state net operating loss carry-forwards of $15.8 million which expire from 2002 through 2011.


NOTE 8 - ACQUISITION OF GTE-NMO AND WRITE-OFF OF INTANGIBLE ASSETS AND GOODWILL

     In the fourth quarter of 2000, the Company wrote-off the remaining unamortized balance of the intangible assets and goodwill associated with the acquisition in December 1998 of the net assets of GTE Network Management Organization ("GTE-NMO"), a former division of GTE Government Systems Corporation. GTE-NMO was a Bothell, Washington-based organization that developed and implemented network management solutions through the licensing of its WorldWin communications software product ("WorldWin"). WorldWin is a family of Operations Support System products offering telephony, cable, and wireless providers a flexible platform for launching new services, while protecting their existing network. The decision was made after calculating the net present value of the future WorldWin revenue streams and comparing it to the unamortized balance of intangible assets and goodwill remaining. The future WorldWin revenue stream was based on forecasted future cash flows for the five years ended December 31, 2005, resulting from an outside consultant's marketing analysis pertaining to WorldWin. Since the results computed to a negative net present value, the unamortized balance of the intangible assets and goodwill of $1.3 million and $.2 million, respectively, were written-off, and the charge was recorded as an asset impairment charge in the accompanying Consolidated Statements of Operations.


NOTE 9-COMMITMENTS

     The Company is obligated under operating lease agreements for its facilities with noncancelable lease terms in excess of one year. Certain of these leases contain renewal options and require that the Company pay for taxes, insurance, and maintenance expenses. Rent expense under these leases during the years ended December 31, 2001, 2000 and 1999 was $1.5 million, $1.6 million and $3.2 million, respectively. Future minimum lease payments by year on noncancelable operating leases as of December 31, 2001 are as follows (in thousands):

          2002 ....................................             $1,017
          2003 ....................................                738
          2004 ....................................                515
          2005 ....................................                110
          2006 ....................................                110
          Thereafter ..............................                 19
                                                                ------
                                                                $2,509
                                                                ======

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10-RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     In 2001, the Company recorded restructuring and asset impairment charges of approximately $2.7 million. In November 2001, the Board of Directors authorized such charges, including (i) approximately $0.6 million of costs associated with excess leased space and equipment write-offs resulting from the closing of the Bothell, Washington office in April 2001 and (ii) approximately $2.1 million related to a further company-wide downsizing in November 2001, including $1.8 million for severance costs and $0.3 million for facility closures. In April and November 2001, the Board of Directors authorized each of the restructuring plans and 25 and 61 employees, respectively, were terminated in the company-wide reduction in force and three sales offices were closed. All employees were notified of their respective severance benefits upon termination. As of December 31, 2001, $1.2 million of the restructuring charges remain.

     The activity of the restructuring and asset impairment charges is as follows (in thousands):

                                                  Facility
                                       Employee    Closure     Asset
                                         costs      Costs   Impairment   Total
                                       ----------------------------------------

Provision for restructuring and exit
  activities                           $ 2,356    $   277    $    72    $ 2,705
Cash payments                           (1,355)       (95)        --     (1,450)
Non-cash items                              --         --        (72)       (72)
                                       ----------------------------------------

Balance at December 31, 2001           $ 1,001    $   182    $    --    $ 1,183
                                       ========================================


     In 2000, the Company recorded restructuring and asset impairment charges of approximately $1.9 million. Such charges included (i) the $1.5 million write-off of the intangible assets and goodwill related to the acquisition of GTE-NMO in December, 1998 as a result of impairment, and (ii) approximately $0.4 million of severance costs associated with the Company's reorganization of its operations. All restructuring charges were paid prior to December 31, 2000.

     In 1999, the Company recorded restructuring and asset impairment charges of approximately $1.5 million related to reorganizing and consolidating its operations. Such charges included (i) the $0.7 million write-down of certain fixed assets and leasehold improvements, (ii) the $0.3 million of costs associated with excess leased space and (iii) the $0.5 million of costs resulting from the resignation of the Company's former President and Chief Executive Officer. All restructuring charges were paid prior to December 31, 2000.

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

     Selected unaudited quarterly financial data for the year ended December 31, 2001 is as follows:

                                                                 Quarter Ended
                                                  --------------------------------------------
                                                  March 31,   June 30,    Sept. 30,   Dec. 31,
                                                  --------    --------    --------    --------
                                                                  (unaudited)
                                                    (in thousands, except per share amounts)
Revenues:
  Services ....................................   $  1,586    $  2,004    $  1,705    $  1,245
  Software licensing fees .....................      2,067         760       1,323         370
                                                  --------    --------    --------    --------
       Total revenues .........................      3,653       2,764       3,028       1,615
Costs and expenses:
  Cost of services ............................      1,637       1,420       1,373         681
  Product development .........................      2,193       1,751       1,449       1,914
  Selling, general, and administrative ........      2,885       3,417       3,589       3,647
  Restructuring charges .......................         --         562          --       2,071
  Asset impairment charges ....................         --          --          --          72
                                                  --------    --------    --------    --------
       Total costs and expenses ...............      6,715       7,150       6,411       8,385
                                                  --------    --------    --------    --------
Loss from operations ..........................     (3,062)     (4,386)     (3,383)     (6,770)
Interest income and other income (expense), net        381         362         540        (156)
                                                  --------    --------    --------    --------
Loss before income tax provision ..............     (2,681)     (4,024)     (2,843)     (6,926)
Income tax provision benefit ..................        153        (615)         --         105
                                                  --------    --------    --------    --------
Net loss ......................................   $ (2,834)   $ (3,409)   $ (2,843)   $ (7,031)
                                                  ========    ========    ========    ========
Net loss per share - basic and diluted ........   $  (0.12)   $  (0.15)   $  (0.12)   $ (0.30 )
                                                  ========    ========    ========    ========
Shares used in computing net loss per share -
Basic and diluted .............................     23,185      23,206      23,236      23,251
                                                  ========    ========    ========    ========

                                TCSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Selected unaudited quarterly financial data for the year ended December 31, 2000 is as follows:

                                                                 Quarter Ended
                                                  --------------------------------------------
                                                  March 31,   June 30,    Sept. 30,   Dec. 31,
                                                  --------    --------    --------    --------
                                                                  (unaudited)
                                                    (in thousands, except per share amounts)
Revenues:
  Services ....................................   $  3,290    $  3,014    $  2,655    $  2,606
  Software licensing fees .....................      2,057       2,426       1,193       1,660
                                                  --------    --------    --------    --------
       Total revenues .........................      5,347       5,440       3,848       4,266
Costs and expenses:
  Cost of services ............................      2,347       2,416       1,795       1,967
  Product development .........................      3,369       2,201       1,863       1,884
  Selling, general, and administrative ........      3,182       3,550       3,443       3,596
  Restructuring charge ........................        364          --          --          --
  Asset impairment charges ....................         --          --          --       1,505
                                                  --------    --------    --------    --------
       Total costs and expenses ...............      9,262       8,167       7,101       8,952
                                                  --------    --------    --------    --------
Loss from operations ..........................     (3,915)     (2,727)     (3,253)     (4,686)
Interest income and other income (expense), net        503         544         660         223
                                                  --------    --------    --------    --------
Loss before income tax benefit ................     (3,412)     (2,183)     (2,593)     (4,463)
Income tax benefit ............................         --          --          --        (296)
                                                  --------    --------    --------    --------
Net loss ......................................   $ (3,412)   $ (2,183)   $ (2,593)   $ (4,167)
                                                  ========    ========    ========    ========
Net loss per share - basic and diluted ........   $  (0.15)   $  (0.09)   $  (0.11)   $  (0.18)
                                                  ========    ========    ========    ========
Shares used in computing net loss per share -
Basic and diluted .............................     22,875      23,054      23,117      23,144
                                                  ========    ========    ========    ========

                                          TCSI Corporation
                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
                                           (in thousands)

                                              Balances at     Charge to                  Balances at
                                               Beginning      Costs and                    End of
               Description                     of Period      Expenses     Deductions      Period
-----------------------------------------     -----------     ---------    ----------    -----------
Year ended December 31, 2001:                    $  615        $  406        $  471        $  550
                                                 ======        ======        ======        ======
Allowance for doubtful accounts .........

Year ended December 31, 2000:                    $1,208        $   --        $  593        $  615
                                                 ======        ======        ======        ======
Allowance for doubtful accounts .........

Year ended December 31, 1999:                    $1,139        $   69        $   --        $1,208
                                                 ======        ======        ======        ======
Allowance for doubtful accounts .........

               Exhibits

  Exhibit
  Number                            Document Description
  ------       -----------------------------------------------------------------

   3.2* Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 12, 1994.

   3.3*        Amended and Restated Bylaws of the Company, dated February 22,
               2002.

  10.2*# Amendment to Teknekron Communications Systems, Inc. 1991 Stock Incentive Plan, dated March 3, 1995, changing the name of the plan to TCSI Corporation 1991 Stock Incentive Plan.

  10.3*# Amendments to TCSI Corporation 1991 Stock Incentive Plan, dated December 8, 1995 and March 1, 1996.

  10.7*        TCSI 1994 Outside Directors Stock Option Plan, as amended May 5,
               1998.

  10.11* Form of Compensation Protection Agreement between the Company and certain executive officers, dated December 2001.

  10.12* Separation Agreement and Release between the Company and Yasushi Furukawa, dated October 22, 2001.

  10.13* Separation Agreement and Release between the Company and Ira Rotenberg, dated October 2, 2001.

  10.17* Sublease between Shanghai TaiSi Science and Technology Ltd., Corporation ("TaiSi") and the Company, dated February 25, 2002, concerning the sublease of TaiSi's facilities located at Suite 1503A, Golden Magnolia Plaza, No. 1 Dapu Road, Shanghai, PRC.

  10.18* Lease between Nippon Life Insurance Company and Sumitomo Realty & Development Co., Ltd. and the Company, dated September 7, 1998, concerning the lease of office space located at the Shinjuku NS Building, 4-1, Nishishinjuku 2-chome, Shinjuku-ku, Tokyo (translated from Japanese).

  23.1*        Consent of Ernst & Young LLP, Independent Auditors.

___________
*     Filed herewith.
#     Plans in which executive officers participate