Form 10-Q
period 2002-03-31
TCSI CORP
filed 2002-05-14
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 0-19377

TCSI Corporation
(Exact name of registrant as specified in its charter)

NEVADA	68-0140975
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1080 Marina Village Parkway, Alameda, CA 94501
(Address of principal executive offices)
(Zip Code)

(510) 749-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

20,780,708 shares of common stock of the registrant were outstanding as of May 3, 2002.

TA BLE OF CONTENTS

TCSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2002	December 31, 2001 *
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$9,917	$8,689
Marketable securities	12,405	12,623
Receivables, net	1,761	2,304
Other receivables	92	117
Other current assets	628	745

Total current assets	24,803	24,478
Furniture, equipment, and leasehold improvements, net	3,343	3,695
Equity investment	100	100
Other assets	355	295

Total assets	$28,601	$28,568

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,856	$4,154
Accrued compensation and related costs	1,208	1,136
Deferred revenues	1,320	315
Income taxes payable	354	354

Total current liabilities	5,738	5,959

Shareholders’ equity:
Common stock, par value $0.10 per share; 75,000,000 shares authorized; 23,280,708 and 23,251,271 shares issued and outstanding, at March 31, 2002 and December 31, 2001, respectively	2,328	2,325
Additional paid-in capital	52,804	52,792
Accumulated other comprehensive income	24	40
Accumulated deficit	(32,293)	(32,548)

Total shareholders’ equity	22,863	22,609

Total liabilities and shareholders’ equity	$28,601	$28,568

*
The amounts at December 31, 2001 were derived from the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K.

TCSI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Services	$1,011	$1,586
Software licensing fees	3,143	2,067

Total revenues	4,154	3,653

Costs and expenses:
Services	676	1,637
Product development	1,231	2,193
Selling, general, and administrative	1,993	2,885

Total costs and expenses	3,900	6,715

Income (loss) from operations	254	(3,062)
Interest income and other income, net	117	381

Income (loss) before income tax provision	371	(2,681)
Income tax provision	116	153

Net income (loss)	$255	$(2,834)

Net income (loss) per share – basic	$0.01	$(0.12)

Net income (loss) per share – diluted	$0.01	$(0.12)

Shares used in computing basic net income (loss) per share	23,271	23,185

Shares used in computing diluted net income (loss) per share	23,474	23,185

TCSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$255	$(2,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	363	615
Compensation charge associated with grant of stock options to employees	—	20
Write-down of noncurrent equity investment for other than temporary decline in value	—	100
Net changes in operating assets and liabilities:
Receivables, net	543	2,398
Other receivables, other current assets and intangibles and other noncurrent assets, net	82	196
Accounts payable and accrued liabilities	(1,298)	(629)
Accrued compensation and related costs	72	(171)
Deferred revenues	1,005	(443)
Income taxes payable	—	1

Net cash provided by (used in) operating activities	1,022	(747)

Cash flows from investing activities:
Expenditures for furniture, equipment and leasehold improvements	(11)	(26)
Purchases of marketable securities	(2,298)	(2,685)
Redemptions of marketable securities	2,500	8,282

Net cash provided by investing activities	191	5,571

Cash flows from financing activities:
Proceeds from issuance of common stock	15	84

Net cash provided by financing activities	15	84

Net increase in cash and equivalents	1,228	4,908
Cash and equivalents at the beginning of the period	8,689	11,886

Cash and equivalents at the end of the period	$9,917	$16,794

TCSI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of TCSI Corporation (“TCSI” or the “Company”) as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, included herein, have been prepared on the same basis as the December 31, 2001 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

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

NOTE 2—RECEIVABLES AND CREDIT RISK

Receivable balances are primarily from large, credit-worthy customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company does not anticipate any significant default from a customer’s inability to make a payment for products received and/or for services rendered. Allowances are maintained for potential credit losses.

Receivables consist of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Billed receivables	$1,050	$2,559
Unbilled receivables	1,011	295
Less: allowance for doubtful accounts	(300)	(550)

	$1,761	$2,304

TCSI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of the Company’s outstanding warrant and stock options (calculated using the treasury stock method).

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share amounts)
NUMERATOR:
Numerator for basic net income (loss) per share	$255	$(2,834)

DENOMINATOR:
Denominator for basic net income (loss) per share – weighted average shares outstanding	23,271	23,185
Effect of dilutive securities-employee stock options	203	*

Denominator for diluted net loss per share	23,474	23,185

Net income (loss) per share – basic	$0.01	$(0.12)

Net income (loss) per share – diluted	$0.01	$(0.12)

*
Since the Company had losses from operations during the three months ended March 31, 2001, common equivalent shares related to the effect of employee stock options were not included in the computations for that period because the inclusion of their effect in the calculation would be antidilutive.

NOTE 6—COMPREHENSIVE INCOME (LOSS)

The following is a summary of comprehensive income (loss) for the three months ended March 31, 2002 and 2001, respectively:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net income (loss)	$255	$(2,834)
Unrealized loss on marketable securities	(16)	(1)

Comprehensive income (loss)	$239	$(2,835)

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained in this Form 10-Q that are not statements of historical facts constitute “forward-looking statements” and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements relating to the investment in and success of our products, our expectations regarding the results of our operations, sources of revenue, our ability to maintain positive cash flow and our ability to control costs and retain customers. Any one or more of the expectations expressed in these forward-looking statements may not be realized. Although management believes that the expectations reflected in these statements are reasonable, such statements involve certain risks, uncertainties and other factors that could cause the actual results of TCSI Corporation to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements, including, but not limited to, factors discussed in “Other Factors Affecting the Company’s Business”. Additional risks and uncertainties are outlined in the Company’s filings with the Securities and Exchange Commission, including its most recent Form 10-K, Proxy Statement and Form 10-Q. TCSI Corporation urges you to consider all such factors. TCSI Corporation undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

TCSI Corporation (“TCSI” or the “Company”) currently operates in one industry segment and provides integrated software products and services for the global telecommunications (“telecom”) industry. TCSI’s solutions enable telecom service providers, original equipment manufacturers and systems integrators to rapidly deploy and manage network infrastructure and services.

The licensing and implementation of the Company’s software products generally involve a significant commitment of resources by prospective customers. As a result, the Company’s sales process is subject to delays associated with the lengthy approval process that typically accompanies such a significant capital expenditure. Accordingly, the Company is substantially dependent on its customers’ decisions as to the timing and level of expenditures and resource commitments. The variability in the timing of such expenditures could cause material fluctuations in the Company’s business, operating results and financial condition.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policies, in particular, are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. Note 1 to the Annual Report on Form 10-K for 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but are not limited to, the accounting for revenues, the allowance for doubtful accounts, contingencies and impairment charges. Actual results could differ from these estimates.

Revenue Recognition

In accordance with terms of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”) and SOP 98-9, the Company licenses its software to customers under contracts which generally include both software licensing

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

fees and systems solutions services. Revenues for integration, consulting and maintenance services, and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts that do not require significant production, modification or customization of software. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement using the residual method. Revenue derived from resellers is recognized upon sell-through to the end customer.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Impairment of Long-lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS 144 did not have an impact on the Company’s financial position or results of operations.

Results of Operations

Revenues

The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended March 31, 2002 increased by $0.5 million, or 14%, to $4.2 million, from $3.7 million for the comparable 2001 period. The increase in the 2002 revenues was the result of a decline in service revenues of $0.6 million and an increase of $1.1 million in software licensing fee revenues, compared to the 2001 period.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues from services for the three months ended March 31, 2002 decreased 36% to $1.0 million, from $1.6 million for the comparable 2001 period. This decrease was due primarily to a decline in follow-on work from existing customers. In addition, the Company’s services revenues continue to decline as the Company and its customers shift toward “out-of-the-box” solutions, and away from more traditional customized solutions, to meet technology needs.

Revenues from software licensing fees for the three months ended March 31, 2002 increased 52% to $3.1 million, from $2.1 million for the comparable 2001 period. This increase was due primarily to revenues recognized in the 2002 period related to sell-through licenses for products sold to customers in prior years. The Company expects software licensing revenues to continue to vary on a quarterly basis.

Revenues have been concentrated among a limited number of customers. Four customers accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2002, with Motorola Ltd., NEC Corporation, Italtel SPA and Marconi SPA contributing 36%, 22%, 12% and 11% of total revenues, respectively. For the three months ended March 31, 2002, the concentration of revenues from the Company’s five largest customers in aggregate was 86%, compared to 77% for the comparable 2001 period. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See “Other Factors Affecting the Company’s Business — We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue”.)

Revenues outside of the Americas accounted for 83% of the Company’s total revenues for the three months ended March 31, 2002 compared to 62% for the comparable 2001 period. The increase in the 2002 quarter is due to the recognition of revenue from sell-through licenses for customers in Europe and Asia. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Costs of Services

The Company incurs direct costs for the development of its integrated software products and the implementation of its services. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization. Costs of services declined 59% to $0.7 million in the three months ended March 31, 2002 compared to $1.6 million for the comparable period in 2001. The decrease in 2002 was due to reduced headcount and related expenses in late 2001, facilities and other allocated costs, license fees and the implementation of strong cost control measures. Cost of services as a percentage of service revenues was 67% for the three months ended March 31, 2002 compared to 103% of service revenues in the comparable 2001 period. This decrease was due to lower expenses due to reduced headcount and related expenses in late 2001 and the implementation of strong cost control measures as well as higher revenue in the 2002 period.

Product Development

Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support and depreciation.

The Company invested $1.2 million, or 30% of total revenues, in internally-funded product development in the three months ended March 31, 2002, compared to $2.2 million, or 60% of total revenues in the comparable period of 2001. The decrease in product development expenses in 2002 was due primarily to management’s focus on key product development projects, resulting in reduced headcount in late 2001, the implementation of strong cost control measures and reduced facilities and other allocated costs.

The Company expects to continue to invest in new products, focusing primarily on modular and scalable software and less on customized software. There can be no assurance, however, that the Company’s product development spending will result in the successful introduction of new products.

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

Selling, general and administrative expenses for the three months ended March 31, 2002 decreased 31% to $2.0 million, from $2.9 million for the comparable 2001 period. The decrease was due to a combination of overall reductions in employee headcount and related personnel costs in late 2001, lower rent expense due to the closing of the Bothell, Washington office in April of 2001, lower depreciation and overall cost reduction measures. In addition, to further reduce costs, in the second half of 2001, the Company subleased the third and fourth floors of its primary business location in Alameda, California. Selling, general, and administrative expenses were 48% of revenues during the three months ended March 31, 2002 compared to 79% of revenues in the comparable period of 2001. The decreased percentage resulted from the reduction of such costs and an increase in revenue dollars in the quarter ended March 31, 2002.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Provision (Benefit)

The tax provision for the three months ended March 31, 2002 and 2001 related primarily to taxes in foreign jurisdictions. Due to uncertainties regarding the amount and timing of future taxable income, as of March 31, 2002, the Company had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2002 compared to net cash used in operating activities of $0.7 million for the comparable 2001 period. The increase in net cash provided by operations for the three months ended March 31, 2002 over the 2001 period was principally the result of the Company’s net income in the 2002 period of $0.3 million compared to a net loss of $2.8 million in the comparable 2001 period. Also in the quarter ended March 31, 2002, cash was increased by the reduction in receivables of $0.5 million, a $1.0 million increase in deferred revenue and was reduced by a $1.3 million reduction in accounts payable and accrued liabilities. In the quarter ended March 30, 2001, cash was decreased by the loss of $2.8 million, a $0.4 million reduction in deferred revenue and an $0.8 million reduction in accounts payable and accrued liabilities and accrued compensation and related costs, offset by a reduction in receivables of $2.4 million.

Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2002 compared to net cash provided by investing activities of $5.6 million for the comparable 2001 period. During the three months ended March 31, 2002, purchases of marketable securities were $2.3 million, compared to $2.7 million for the comparable 2001 period and redemptions of marketable securities during the three months ended March 31, 2002 were $2.5 million, compared to $8.3 million for the comparable 2001 period. Management expects cash used in investing activities will continue to vary on a quarterly basis.

Additional Information on Liquidity and Capital Resources

During 2001, TCSI experienced significant reductions in revenue and scaled back its operating cost structure correspondingly. During 2001, management took dramatic steps to reduce its operating costs. In the first quarter of 2001, the development office in the state of Washington was closed, in mid-year a portion of the headquarters building in Alameda, California was subleased and in the fourth quarter the Company’s work force was reduced by 60 people, or approximately 46% of total headcount. In addition, the Company closed several of its international sales offices. These reductions came late in 2001 and did not fully impact 2001 results. The operating results for the period ended March 31, 2002 reflect the impact of these reductions.

As of March 31, 2002, the Company had cash and equivalents and short-term marketable securities totaling $22.3 million, which was a $1.0 million, or a 5% increase, from the balance of $21.3 million at December 31, 2001. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company has satisfied its liquidity needs principally through its cash flows from operating activities or its existing cash balances.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

However, fluctuating receivable balances may affect the Company’s operating cash flows in the future. The Company’s receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer’s inability to make a payment for products and/or services received. Also, these projections do not take into account the possibility that the repurchase of shares will impair the Company’s cash flows, as described in detail in the section under “Other Factors Affecting the Company’s Business — We may repurchase a portion of outstanding common stock.”

During the three months ended March 31, 2002, working capital increased to $19.1 million from $18.5 million at the end of 2001. That increase was primarily attributable to an increase in cash and cash equivalents and marketable securities, provided from operating activities of the Company.

As of March 31, 2002, the Company continued to have no outstanding debt.

In April 2002, the Board of Directors approved a plan to repurchase and retire up to 3,000.000 shares of the Company’s common stock in open market or privately negotiated transactions. Through May 3, 2002 the Company had repurchased 2,547,895 shares of stock for $1.9 million cash.

Other Factors Affecting the Company’s Business

Our revenues and operating results may vary from quarter to quarter, causing our stock price to fluctuate.

We have experienced and expect to continue to experience significant fluctuations in revenues and operating results on a quarterly or an annual basis as a result of a number of factors, many of which are beyond our control. These factors include:

•	the cancellation, modification, or non-renewal of service, license or maintenance agreements;
•	the size and timing of significant customer engagements and license fees;
•	the relative proportion of revenue generated from the provision of services versus revenue generated from the licensing of software and from related maintenance agreements;
•	the timing of new hires and related incentive compensation packages;
•	the capital spending patterns of our customers;
•	the concentration of our customers and product lines;
•	product defects;
•	the lengthy sales cycles of our products and services;
•	industry acceptance of our products and services;
•	changes in operating expenses;
•	new product introductions and product enhancements by us or our competitors;
•	our ability to develop, introduce and market new products and product enhancements on a timely basis;
•	changes in third party software and hardware platforms used by our customers;
•	changes in our pricing policies or the pricing policies of our competitors;
•	regulatory changes and evolving industry standards;
•	specific risks associated with a relatively high proportion of international sales;
•	further slowdown and consolidation in the telecom industry;
•	risks from currency fluctuations and the general economic environment.

These factors are difficult to forecast, and these or other factors could have a material adverse effect on our business, operating results and financial condition.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historically, a significant portion of our revenue has been derived from software licensing and service fees from a limited number of customers. Variability in the timing of such fees has caused, and may continue to cause, material fluctuations in our operating results. Our products and services generally require significant capital expenditures by our customers as well as a substantial commitment of resources to implement, monitor, and test any enhancements to such systems. Accordingly, we are largely dependent on our customers’ decisions as to the timing and level of such expenditures and resource commitments.

In addition, we typically realize a significant portion of our license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations are difficult to forecast and may not become evident until late in, or after the close of, a particular quarter. Our expenses relating to personnel, facilities, sales, and marketing are based in part on our expectations as to future demand for licenses and services and to a large extent are fixed in the short-term. These expenses cannot be adjusted quickly, and if revenues for a particular quarter do not meet expectations, our operating results for that quarter are likely to be materially adversely affected. In particular, because only a small portion of our expenses varies with revenues, results of operations may be disproportionately affected by a reduction in revenues. As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Our software is typically intended for firm-wide or division-wide use within our customers’ networks and is critical to our customers’ businesses. Their decision to commit to a purchase or the licensing of one or more of our products is dependent on several factors including, but not limited to, their business growth projections, their budget for capital expenditures and their projected cost savings to be gained from the implementation of our products. Thus, before committing to a purchase or the licensing of our software, a potential customer generally commits substantial resources toward evaluating it, which in turn requires a substantial commitment of time, money and effort on our part to educate them about the value of our software solutions. Any delay or failure in completing a particular transaction in any given quarter could have a material adverse effect on our operating results.

In addition, once a decision regarding our proposed software solution is made, the time to actually implement it can vary substantially with the needs of the customer. Although our latest products, such as Catalant® Service Assurance (“SA”) and Catalant® Network Management System (“NMS”) are intended to reduce the time and resources required for delivery to customers, the time required to implement our products can extend for several months, and larger more complex implementations may take several quarters to complete. From time to time, we have provided services for the implementation of certain large projects and, although no contractual basis exists for the customer to do so, certain customers have delayed payment of a portion of our service fees and in some cases have disputed those fees. There can be no assurance we will not experience additional delays or disputes regarding payment in the future, particularly if we receive orders

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

for large, complex installations. Therefore, we believe that our quarterly and annual operating results and financial condition are likely to vary significantly in the future.

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

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices (Telecommunications Management Network “TMN” architecture, for example) can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. This poses substantial risks for us because our products and software solutions typically have lengthy development and sales cycles. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and that address the evolving needs of our customers. There can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these new products and features, or that new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. An inability, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, would have a material adverse effect on our business, operating results and financial condition.

The failure to successfully manage transitions to new products offered by us or our competitors could affect our operating results.

The introduction or announcement of products by us or one or more of our competitors embodying new technologies, or changes in industry standards or customer requirements, could render our existing software products and solutions obsolete or unmarketable, or otherwise result in a downward pressure on our product and solutions pricing. The introduction of new or enhanced versions of our products requires us to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer licensing our existing products or engaging our services. Any deferral of license or service revenues could have a material adverse effect on our business, operating results and financial condition.

Our success depends upon our ability to maintain compatibility between our software and third party software and hardware platforms used by our customers.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by our customers in their networks. We must continually modify and enhance our products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, and introductions or modifications by systems vendors, particularly Sun Microsystems, Inc., International Business Machines Corporation, Hewlett-Packard Company, Cabletron Systems, Inc. and Cisco Systems, Inc. and by vendors of relational database software, particularly Oracle Corporation and Sybase, Inc. could have a material adverse effect on our business, operating results, and financial condition. In addition, the failure of the Company’s products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by consumers could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to develop software products that reduce the customization necessary to fully integrate customers’ systems and our customers’ demand for such products.

A large portion of our revenues are derived from the sale of our products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that those companies will use our products to do so. We continue to develop software products that reduce the customization necessary to fully integrate customers’ systems but there can be no assurance that we will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of revenue generated from the development and implementation of more customer specific products. The failure to successfully develop and market such products and technologies would have a material adverse effect on our business, operating results and financial condition.

We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue.

To date, a significant portion of our revenues has been concentrated among a limited number of customers. In 2001, 2000 and 1999 a large portion of our revenues was derived from contracts negotiated with a large equipment manufacturer in Asia. Revenue for 2001 from that customer decreased by 41% compared to 2000 and revenue for 2000 from that customer decreased by 57% compared to 1999. The decreases were primarily due to the completion of several large projects. We anticipate that we will continue to experience significant customer concentration, particularly as a result of continuing consolidation in the telecom industry. There can be no assurance that our customers will, in the future, continue to place orders with us which equal or exceed the levels for prior periods, or that our current or future customers will not cancel or delay orders for our products. For example, the move toward standardization could result in the loss of some customers if they are a part of, or become a part of, an organization that decides to adopt a competing standard. In addition, our customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, we would be vulnerable to cancellation of an order if, for example, our competitors had preexisting relationships with the individual’s replacement. These factors could have a material adverse effect on our business, operating results and financial condition.

We rely and expect to continue to rely on a limited number of products for a significant portion of our revenue.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the phasing out of both our WorldWin product line during the fourth quarter of 2000 and our IncomeConnect product line during the second quarter of 2001, we now rely on our Catalant® product line as our primary source of revenue. Although we have introduced several new products within the Catalant® product line designed to reduce the customization necessary to fully integrate our customers’ systems, our future operating results, particularly in the near term, are significantly dependent on market acceptance of this product line. If our products do not continue to achieve market acceptance or if we fail to keep up with the need for market improvements, standardization features or the need to maintain compatibility with third party software or hardware platforms, our operating results could be materially adversely affected. In addition, the life cycle of our products are difficult to estimate because of the rapid pace of change in the telecom industry and because many of our products were just introduced within the past several quarters.

Product defects may adversely affect our business.

We provide complex software products for major telecom equipment manufacturers, systems integrators and telecom service providers. The development and enhancement of such complex software entails substantial risks of product defects and in the past we have in fact identified defects in certain of our products. Such defects could result in delays in or failure of market acceptance of our products as well as damage to our reputation or our relationships with our customers and could have a material adverse effect on our business.

In addition, because our software is intended for firm-wide or division-wide use within our customers’ networks and is critical to our customers’ businesses, design defects, errors, the misuse of our products or other problems within or without our control that arise from the use of our products may give rise to business losses or damages to our customers who might then seek to have us compensate them for such losses. Although we maintain liability insurance to protect against losses from such claims it may not always be adequate. Furthermore, although we also try to protect against such liability through various provisions in our contracts and licensing agreements, there is no assurance that such provisions will be effective in protecting us against all such claims if they were to arise. Any such claim, if successful, could have a material adverse effect on our business.

The failure to implement our products to our customers’ satisfaction may have an adverse effect on our business.

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

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	greater difficulty in accounts receivable collection and, therefore, longer accounts receivable collection periods;
•	immigration regulations, higher costs and other difficulties in staffing and managing foreign operations;
•	longer sales cycles than for domestic transactions;
•	a reluctance to accept non-localized products;
•	potentially unstable political and economic conditions;
•	language barriers and legal or cultural differences in the conduct of business;
•	seasonality;
•	unexpected changes in regulatory requirements including a slowdown in the rate of privatization of telecom service providers;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences;
•	tariffs and other trade barriers.

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

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Euro conversion could have an adverse effect on our business.

January 1, 2002 saw the official introduction of the Euro as Europe’s official currency. Although we do not currently expect the conversion to the Euro to have a material adverse effect on our operations, various issues including the need to update technology information systems, the need to review contracts and licensing agreements for currency issues and the processing of tax or accounting records, all have the potential to adversely affect our operating results. We cannot ensure that issues related to the introduction of the Euro will not have an adverse material effect on our future business or operating results.

Further slowdown, continued consolidation or a continued decrease in capital spending in the telecom industry would have an adverse impact on our business.

Our business is highly dependent on the continued growth of the telecom industry and on the continued capital spending of our customers. Although the telecom industry has experienced rapid growth over the past several years, recent trends indicate that growth rates as well as capital spending by telecom companies have decreased and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets. Most recently, the industry has been characterized by intense competition in the development of new technology, equipment and customer services and large telecom carriers have become increasingly cautious when committing to significant capital expenditures. This is due in part to increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers’ capital expenditures. A continued decrease in the growth rate of the telecom industry or in the growth of capital spending by telecom companies would have a material adverse effect on our business.

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

Our business depends on the continued growth of the Internet

Rapid growth of the internet as a medium for commerce and communication is the primary driving force behind the growth of many of our customers’ businesses and of their need to integrate their business operation systems and their networking operation systems. Thus, our operating results are highly dependent upon the continued growth of the Internet and a slowdown in such growth or in the rate of technological innovation could have a material adverse effect on our operating results. Current economic reports indicate a significant decline in areas of commerce related to Internet and technology. It is likely that a continued decline in these areas would have an adverse effect on our operating results.

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

The telecom industry is subject to extensive regulation in the United States and other countries, and our customers generally must receive regulatory approvals in conducting their businesses. Although the telecom industry has been characterized by government deregulation, there can be no assurance that deregulatory

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

trends will continue or that re-regulation will not occur. Government regulatory policies are likely to continue to have a major impact on our ability to attract and retain customers. For example, regulatory authorities may continue to oversee the pricing of new and existing telecom services, which, in turn, could impact carriers’ ability to make significant capital expenditures. The enactment by federal, state, or foreign governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect our customers, and thereby have a material effect on our business, operating results and financial condition.

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

The Catalant® suite of products competes in the original equipment manufacturer and telecom service provider markets, providing solutions for next generation telecom applications and platforms. We compete with numerous vendors in the NMS/EMS, Service Fulfillment Suite (“SFS”) and SA Catalant® product categories. TCSI expects that the overall number of competitors providing next generation network solutions will increase due to the market’s attractive growth.

Our competitors include Dorado Systems, AdventNet and Lumos for the NMS/EMS Catalant® product line, Syndesis and Astracon for the SFS Catalant® product line, and MicroMuse and Objective Systems Integrators (a subsidiary of Agilent) for the Catalant® SA product line. Many of our current and potential competitors have longer operating histories, greater financial, marketing and technical resources, greater name recognition and a larger customer base than TCSI, all of which may enable them to devote more resources to product development, marketing, sales and support for their products, and to respond more quickly to new or emerging technologies or to changes in the needs of our customers. Additionally, many of our competitors may at some point be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the markets in which we presently compete or may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

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

We also face competition in each of the three functional areas that we believe are necessary for the delivery of network management software solutions: development environments, turnkey applications and custom services. Our Catalant® product lines enable us to provide our customers with development environments and turnkey applications, as well as custom services. Because certain of our competitors focus

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

only on one functional area, such competitors may be in a position to develop competitive products targeted solely at the segment they serve.

There can be no assurance that current or potential competitors will not develop products comparable or superior to those developed by TCSI or adapt more quickly than us to new technologies, evolving industry standards, new product introductions or changing customer requirements.

Our efforts to protect our intellectual property may be inadequate.

Our success and ability to compete is dependent in part upon our proprietary software technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary rights. Currently, the Company holds patents for various distributed object-oriented programming techniques that have been built into its integrated software products. The Company expects to retain its rights under these patents for approximately the next eight years, though the Company believes that the loss of any of these patents would not have a materially adverse effect on its revenues or results of operations. We expect to continue to file patent applications when we believe it is appropriate to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such steps may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited and less reliable in certain foreign countries. The failure to protect our proprietary information could have a material adverse effect on our business, operating results and financial condition.

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

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

that these third party software licenses will continue to be available to us on commercially reasonable terms or that such licenses will not be terminated. Although we believe that alternative software is available from other third-party suppliers, the loss of, or inability to maintain, any of these software licenses or the inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by us until equivalent software can be developed internally or identified, licensed, and integrated, which would have a material adverse effect on our business, operating results, and financial condition.

The loss of key personnel could harm our business.

Our future growth and success depend to a significant extent on our ability to attract and retain qualified managerial, sales, and software engineering personnel and consultants. We have at times experienced, and continue to experience, difficulty in attracting and retaining qualified personnel. In addition, we sometimes rely on the services of third party consultants. Our future success will also depend on the ability of our current and future management personnel to operate effectively, both independently and as a group. We have recently experienced changes in members of our senior management and have undergone changes in other managerial personnel from time to time. In March 2001, the Vice President – Finance and Administration, Secretary and Treasurer resigned and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in October 2001, the President and Chief Executive Officer resigned and Mr. Elmer was appointed as Acting President and Acting Chief Executive Officer. Mr. Elmer was subsequently appointed President and Chief Executive Officer in April 2002. Competition for the hiring of talented officers and other personnel in the software industry is intense, and there can be no assurance that we will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel and consultants could have a material adverse effect on our business, operating results and financial condition. In addition, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key personnel, who often expect to realize value from stock options. In November 2001, the Company had a significant reduction in force in all areas of the organization. Failure to retain key personnel subsequent to the reduction or the inability to attract key personnel as the Company grows in the future could have a material adverse effect on the Company’s business, operating results and financial condition.

There are risks associated with mergers and acquisitions.

We periodically evaluate potential acquisitions of complementary businesses, products, and technologies as well as mergers with complementary businesses. To support our growth plans, we may merge with, or acquire, companies that have a significant installed base of products not yet offered by TCSI, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance our competitive position.

Such mergers or acquisitions could subject us to numerous risks, including risks associated with the integration into TCSI of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial management resources and the evaluation of such opportunities requires the diversion of substantial engineering and technological resources. Merger transactions involving TCSI could result in substantial future or immediate dilution to our existing stockholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. We may assume debt or other liabilities in connection with a merger or acquisition that could have a material adverse effect on our business, operating results and financial condition. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on our business, operating results and financial condition.

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The transfer of our stock to The Nasdaq SmallCap Market or the possible delisting of our stock from The Nasdaq National Market System could have an adverse effect on the ability to trade our stock as well as on our ability to continue to raise capital.

Our common stock currently trades on The Nasdaq Stock Market’s National Market System (“Nasdaq NMS”) under the ticker symbol “TCSI”. Nasdaq NMS has a number of requirements for continued listing, including the requirement that issuers maintain a minimum “bid” price of more than $1.00. However, the Company’s Common Stock has recently traded below $1.00 for significant periods and on February 14, 2002, we received notice from the Nasdaq NMS that we have until May 15, 2002 to regain compliance or risk delisting from the Nasdaq NMS. We are applying to transfer of our shares to The Nasdaq SmallCap Market, see Item 5. “Other Information”. Delistment from the Nasdaq NMS or transfer of our shares to the The Nasdaq SmallCap Market, could have a material adverse effect upon several aspects of our business including, without limitation:

•	the market price of, and the efficiency of the trading market for, our common stock;
•	our ability to raise capital in the public equity markets;
•	the loss of certain federal preemption of state securities laws;
•	the loss of liquidity for our common stock;
•	the loss of confidence by suppliers, customers, employees and institutional and other investor interests;
•	fewer business development and corporate opportunities and;
•	a greater difficulty in obtaining financing generally.

Additionally, our stock may become subject to “penny stock” regulations, placing increased regulatory burdens upon brokers, making them less likely to make a market in our stock.

Our stock price is volatile.

The market price of the shares of our common stock has been and is likely to continue to be highly volatile and may be significantly affected by factors such as:

•	actual or anticipated fluctuations in our business, operating results, and financial condition;

TCSI CORPORATION
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	announcements of technological innovations, new products or new contracts by TCSI or our competitors;
•	developments with respect to proprietary rights;
•	adoption of new accounting standards affecting the software industry;
•	general market conditions and other factors.

Due to the foregoing factors, it is likely that our revenues or operating results will be below the expectations of public market analysts and investors in some future period. In such event, the price of our common stock could be materially adversely affected. In addition, the stock market from time to time has experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our business, operating results and financial condition.

We plan to repurchase a portion of our outstanding common stock.

Our Board of Directors has recently authorized a plan to allow the Company to repurchase and retire up to 3,000,000 shares, or approximately 13%, of the Company’s outstanding common stock and as of May 3, 2002, 2,547,895 shares had been repurchased for $1.9 million in cash. The shares are to be repurchased from time-to-time in open market purchases or privately negotiated transactions. The timing, volume and price of the purchases will be made at the discretion of the Company as market and business conditions warrant. A failure to repurchase some or all of the shares could result in a higher volatility or a lower price for our common stock due to expectations in the marketplace regarding the total number of shares to be purchased, the duration of our repurchase program or the value of our common stock. In addition, the funds used to repurchase shares will reduce the Company’s cash balances and could negatively impact the Company’s ability to meet its cash needs in the future.

We have a mechanism in place to discourage takeover attempts.

We currently have in effect a Second Amended and Restated Preferred Shares Rights Agreement which could delay or make difficult a change in control of TCSI that the Board of Directors believes may not be in the best interest of all shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.    As of March 31, 2002, the Company’s cash and investment portfolio included only fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company’s investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company’s portfolio. The Company generally has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

Foreign Currency Exchange Risk.    The majority of the Company’s revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

TCSI CORPORATION

Part II—Other Information

Item 5.    Other Information

Listing on The Nasdaq SmallCap Market

The Company believes it meets the requirements for listing on The Nasdaq SmallCap Market System and has filed on May 9, 2002 an application with Nasdaq to transfer the listing of its securities from The Nasdaq National Market System to The SmallCap Market. Failure to transfer the listing of our securities to The SmallCap Market may result in the delisting of our securities from The Nasdaq National Market System. For additional information, see the information provided under the heading entitled “Other Factors Affecting the Company’s Business — The transfer of our stock to The Nasdaq SmallCap Market or the possible delisting of our stock from The Nasdaq National Market System could have an adverse effect on the ability to trade our stock as well as on our ability to continue to raise capital.”

Item 6.    Exhibits and Report on Form 8-K.

(a)	Exhibits filed for the first quarter of 2002:

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 4, 1994, incorporated herein by reference to Exhibit 3.2 of Form 10-K filed April 1, 2002.

3.3	Amended and Restated Bylaws of the Company, dated February 22, 2002, incorporated herein by reference to Exhibit 3.3 of Form 10-K filed April 1, 2002.

4.1
Second Amended and Restated Preferred Shares Rights Agreement, dated October 17, 2001, between the Company and Registrar and Transfer Agent, as Rights Agent, incorporated herein by reference to Exhibit 8 of the Form 8-A filed on November 13, 2001.

(b)	Report on Form 8-K in the first quarter of 2002:

None.

TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCSI CORPORATION

May 14, 2002	By:	/s/ KENNETH E. ELMER
Kenneth E. Elmer Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)