Form 10-Q
period 2002-06-30
TCSI CORP
filed 2002-08-14
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number   0-19377

TCSI Corporation
(Exact name of registrant as specified in its charter)

NEVADA	68-0140975
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes     X             No

       [20,555,248] shares of common stock of the registrant were outstanding as of August 9, 2002.

Part I - Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed consolidated balance sheets at June 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

	Condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001(Unaudited)	5

	Notes to condensed consolidated financial statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Part II - Other Information

Item 1.	Legal Proceedings	N/A

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults Upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	26

Item 6.	Exhibits and Report on Form 8-K	27

Signature		28

TCSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001*

	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$7,906	$8,689
Marketable securities	9,263	12,623
Receivables, net	1,941	2,304
Other receivables	92	117
Other current assets	530	745

Total current assets	$19,732	$24,478
Furniture, equipment, and leasehold improvements, net	3,033	3,695
Equity investment	100	100
Other assets	351	295

Total assets	$23,216	$28,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,492	$4,154
Accrued compensation and related costs	1,055	1,136
Deferred revenues	1,486	315
Income taxes payable	354	354

Total current liabilities	$5,387	$5,959
Shareholders’ equity:
Common stock, par value $0.10 per share; 75,000,000 shares authorized;
20,517,863 and 23,251,271 shares issued and outstanding, at June 30,
2002 and December 31, 2001, respectively	$2,052	$2,325
Additional paid-in capital	50,992	52,792
Accumulated other comprehensive income	16	40
Accumulated deficit	(35,231)	(32,548)

Total shareholders’ equity	$17,829	$22,609

Total liabilities and shareholders’ equity	$23,216	$28,568

* The amounts at December 31, 2001 were derived from the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K.

TCSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:

Services	$483	$2,004	$1,494	$3,590
Software licensing fees	380	760	3,523	2,827

Total revenues	$863	$2,764	$5,017	$6,417

Costs and expenses:
Services	$823	$1,420	$1,499	$3,056
Product development	1,064	1,751	2,295	3,944
Selling, general, and administrative	2,020	3,417	4,013	6,303
Nonrecurring special items, net	—	562	—	562

Total costs and expenses	$3,907	$7,150	$7,807	$13,865

Loss from operations	$(3,044)	$(4,386)	$(2,790)	$(7,448)
Interest income and other income, net	113	362	230	743

Loss before income tax provision (benefit)	$(2,931)	$(4,024)	$(2,560)	$(6,705)
Income tax provision (benefit)	6	(615)	122	(462)

Net loss	$(2,937)	$(3,409)	$(2,682)	$(6,243)

Net loss per share – basic and diluted	$(0.14)	$(0.15)	$(0.12)	$(0.27)

Shares used in computing basic and diluted net loss per share	21,519	23,206	22,390	23,195

TCSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,682)	$(6,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689	1,205
Compensation charge associated with grant of stock options to employees	—	20
Write-down of noncurrent equity investment for other than temporary decline in value	—	100
Net changes in operating assets and liabilities:
Receivables, net	363	2,140
Other receivables, other current assets and other noncurrent assets	166	332
Accounts payable and accrued liabilities	(1,663)	(276)
Accrued compensation and related costs	(81)	172
Deferred revenues	1,171	(24)
Income taxes payable	—	(699)

Net cash used in operating activities	$(2,037)	$(3,273)

Cash flows from investing activities:
Expenditures for furniture, equipment and leasehold improvements	$(27)	$(129)
Purchases of marketable securities	(1,000)	(7,684)
Redemptions of marketable securities	4,354	9,593

Net cash provided by investing activities	$3,327	$1,780

Cash flows from financing activities:
Repurchase of common stock	$(2,085)	$—
Proceeds from issuance of common stock	12	85

Net cash (used in) provided by financing activities	$(2,073)	$85

Net decrease in cash and equivalents	$(783)	$(1,408)
Cash and equivalents at the beginning of the period	8,689	11,886

Cash and equivalents at the end of the period	$7,906	$10,478

TCSI CORPORATION
NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

              The unaudited interim consolidated financial statements of TCSI Corporation (“TCSI” or the “Company”) as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, included herein, have been prepared on the same basis as the December 31, 2001 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented herein are not necessarily indicative of results to be expected for the current year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC on April 1, 2002.

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

NOTE 2 – RECEIVABLES AND CREDIT RISK

              Receivable balances are primarily from customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. Allowances are maintained for potential credit losses.

              Receivables consist of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)

Billed receivables	$1,876	$2,559
Unbilled receivables	365	295
Less: allowance for doubtful accounts	(300)	(550)

	$1,941	$2,304

TCSI CORPORATION
NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – NET LOSS PER SHARE

       Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and, if dilutive, common equivalent shares outstanding during the period. Common stock consists of our common stock issued and outstanding, and the warrant and stock options exercisable into common stock of the Company (calculated using the treasury stock method).

       The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)

NUMERATOR:
Numerator for basic net loss per share	$(2,937)	$(3,409)	$(2,682)	$(6,243)

DENOMINATOR:
Denominator for basic net loss per share--weighted average
shares outstanding	21,519	23,206	22,390	23,195

Net loss per share – basic and diluted	$(0.14)	$(0.15)	$(0.12)	$(0.27)

NOTE 4 – COMPREHENSIVE LOSS

       The following is a summary of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)

Net loss	$(2,937)	$(3,409)	$(2,682)	$(6,243)
Unrealized gains / (losses) on marketable securities	8	(11)	24	(11)

Comprehensive loss	$(2,929)	$(3,420)	$(2,658)	$(6,254)

NOTE 5 – REPURCHASE OF COMMON STOCK

       During the second quarter of 2002, the Company repurchased 2,762,845 shares of its common stock at an average price of $0.75 per share. Substantially all of these common shares were purchased from one of the Company’s principal shareholders.

NOTE 6 – RESTRUCTURING RESERVE

       In 2001, the Company recorded restructuring and asset impairment charges of approximately $2.7 million. In November 2001, the Board of Directors authorized such charges, including (i) approximately $0.6 million of costs associated with excess leased space and equipment write-offs resulting from the closing of the Bothell, Washington office in April 2001 and (ii) approximately $2.1 million related to a further company-wide downsizing in November 2001, including $1.8 million for severance costs and $0.3 million for facility closures. In April and November 2001, the Board of Directors authorized each of the restructuring plans and 26 and 61 employees, respectively, were terminated in the company-wide reduction in force and three sales offices were closed. All employees were notified of their respective severance benefits upon termination. As of June 30, 2002, $0.8 million of the restructuring charges remain.

       The activity of the restructuring and asset impairment charges is as follows (in thousands):

	Employee Costs	Facility Closure Costs	Total

Balance at December 31, 2001	$ 1,001	$ 182	$ 1,183
Cash payments	(278)	(31)	(309)

Balance at March 31, 2002	$ 732	$ 151	$ 874
Cash payments	(78)	(34)	(112)

Balance at June 30, 2002	$ 645	$ 117	$ 762

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

Critical Accounting Policies

       The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policies, in particular, are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. Note 1 to the Annual Report on Form 10-K for 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but are not limited to, the accounting for revenues, the allowance for doubtful accounts, and contingencies. Actual results could differ from these judgements, assumptions, and estimates.

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

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts that do not require significant production, modification or customization of software. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement using the residual method. Revenues derived from resellers are recognized upon sell-through to the end customer.

Allowance for Doubtful Accounts

       The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s creditworthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Contingencies

       We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of such loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations

Revenues

       The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended June 30, 2002 decreased by $1.9 million, or 69%, to $0.9 million, from $2.8 million for the comparable 2001 period. This decrease in 2002 revenues was the result of a decline in service revenues of $1.5 million and a decrease in software licensing revenues of $0.4 million compared to the comparable 2001 period. Total revenues for the six months ended June 30, 2002 decreased by $1.4 million, or 22%, to $5.0 million, from $6.4 million for the comparable 2001 period. This net decrease in the 2002 revenues was the result of a decline in service revenues of $2.1 million and an increase in software licensing fee revenues of $0.7 million compared to the 2001 period.

       Revenues from services for the three months ended June 30, 2002 decreased 76% to $0.5 million, from $2.0 million for the comparable 2001 period. Revenues from services for the six months ended June 30, 2002 decreased 58% to $1.5 million, from $3.6 million for the comparable 2001 period. The 2002 decrease was due primarily to a decline in follow-on work from existing customers.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s services revenues continue to decline as the Company and its customers shift toward “out-of-the-box” solutions, and away from more traditional customized solutions, to meet technology needs.

       Revenues from software licensing fees for the three months ended June 30, 2002 decreased 50% to $0.4 million, from $0.8 million for the comparable 2001 period. This decrease was primarily due to the introduction of newer products late in 2001 which, due to the lengthy sales cycle process, will not result in significant sales until late in 2002. Revenues from software licensing fees for the six months ended June 30, 2002 increased 25% to $3.5 million, from $2.8 million for the comparable 2001 period. This increase was due primarily to revenues recognized in the 2002 period related to sell-through licenses for products sold to customers in prior years. The Company expects software licensing revenues to continue to vary on a quarterly basis.

       Revenues have been concentrated among a limited number of customers. Four customers each accounted for 10% or more of the Company’s revenue during the three months ended June 30, 2002, with Italtel S.p.A., Lucent, Verizon Communications, Inc., and Global Access Ltd. contributing 22%, 15%, 14% and 12% of total revenues, respectively. For the six months ended June 30, 2002, four customers each accounted for 10% or more of the Company’s revenue with Motorola LTD, NEC Corporation, Italtel S.p.A., and Marconi Mobile S.p.A. contributing 31%, 18%, 14%, and 10% of total revenues, respectively. For the three and six months ended June 30, 2002, the concentration of revenues from the Company’s five largest customers in aggregate was 71% and 79%, respectively, compared to 76% and 72% for the comparable 2001 periods. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See “Other Factors Affecting the Company’s Business -- We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue”.)

       Revenues outside of the Americas accounted for 54% of the Company’s total revenues for the three months ended June 30, 2002 compared to 54% for the comparable 2001 period. Revenues outside of the Americas accounted for 78% of the Company’s total revenues for the six months ended June 30, 2002 compared to 58% for the comparable 2001 period. The increase in the 2002 period is due to the recognition of revenue from sell-through licenses for customers in Europe and Asia. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

Costs of Services

       The Company incurs direct costs for the development of its integrated software products and the implementation of its services. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses and loss on fixed-price contracts. Direct costs also include an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization. Costs of services declined 42% to $0.8 million in the three months ended June 30, 2002 compared to $1.4 million for the comparable period in 2001. Costs of services declined 51% to $1.5 million in the six months ended June 30, 2002 compared to $3.1 million for the comparable period in 2001. The decrease in the 2002 periods was due to reduced headcount and related expenses in late 2001, facilities and other allocated costs, license fees and the implementation of strong cost control measures. Cost of services as a percentage of service revenues was 170% for the three months ended June 30, 2002 compared to 71% of service revenues in the comparable 2001 period. Cost of services as a percentage of service revenues was 100% for the six months ended June 30, 2002 compared to 85% of service revenues in the comparable 2001 period. The increase in the 2002 periods was due to decreased service revenues in excess of the decreased costs that resulted from headcount reductions early in 2001.

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

       The Company invested $1.1 million, or 123% of total revenues, in product development in the three months ended June 30, 2002, compared to $1.8 million, or 63% of total revenues in the comparable period of 2001. The Company invested $2.3 million, or 46% of total revenues, in product development in the six months ended June 30, 2002, compared to $3.9 million, or 61% of total revenues in the comparable period of 2001. The decrease in product development expenses for the 2002 periods was due primarily to management’s focus on key product development projects, resulting in reduced headcount in late 2001, the implementation of strong cost control measures and reduced facilities and other allocated costs.

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

       Selling, general and administrative expenses for the three months ended June 30, 2002 decreased 41% to $2.0 million, from $3.4 million for the comparable 2001 period. Selling, general and administrative expenses for the six months ended June 30, 2002 decreased 36% to $4.0 million, from $6.3 million for the comparable 2001 period. The decrease was due to a combination of overall reductions in employee headcount and related personnel costs in late 2001, lower rent expense due to the closing of the North Carolina office in 2000 and the Bothell, Washington office in April of 2001, lower depreciation and overall cost reduction measures. In addition, to further reduce costs, in the second half of 2001, the Company subleased the third and fourth floors of its primary business location in Alameda, California as well as small sales offices internationally. Selling, general, and administrative expenses were 234% of revenues during the three months ended June 30, 2002, compared to 124% of revenues in the comparable period of 2001. The increased percentage resulted from the significant reduction in revenues for the 2002 period in spite of reduced overall costs. Selling, general, and administrative expenses were 80% of revenues during the six months ended June 30, 2002, compared to 98% of revenues in the comparable period of 2001. The decreased percentage resulted from the realization of significant cost reductions initiated in the second half of 2001.

Nonrecurring Special Items

       For the three and six months ended June 30, 2001, the Company recorded nonrecurring special item charges of $0.6 million due primarily to severance costs associated with downsizing activities, which were the main result of the Company’s closing of its Bothell, Washington office in early April of 2001. For the three months ended June 30, 2002, the Company did not record any nonrecurring special items.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Tax Provision (Benefit)

       The tax provision (benefit) for the three and six months ended June 30, 2002 and 2001 related primarily to taxes in foreign jurisdictions. Due to uncertainties regarding the amount and timing of future taxable income, as of June 30, 2002, the Company had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Operating Activities

       Net cash used in operating activities was $2.0 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $3.3 million for the comparable 2001 period. The decrease in net cash used in operations for the six months ended June 30, 2002 over the 2001 period was principally the result of the Company’s reduced net loss in the 2002 period of $2.6 million compared to a net loss of $6.2 million in the comparable 2001 period. This net loss in the 2002 period was adjusted by cash provided by the reduction in receivables of $0.4 million and increase in deferred revenue of $1.2 million, and cash used by a $1.7 million decrease in accounts payable and accrued liabilities. In the six months ended June 30, 2001, cash was decreased by the loss of $6.2 million, offset by a $2.1 million decrease in accounts receivable. Further cash was used in a $0.7 million reduction in income taxes payable and a $0.3 million decrease in accounts payable and accrued liabilities for the 2001 period.

Investing Activities

       Net cash provided by investing activities was $3.3 million for the six months ended June 30, 2002 compared to net cash provided by investing activities of $1.8 million for the comparable 2001 period. During the six months ended June 30, 2002, purchases of marketable securities were $1.0 million, compared to $7.7 million for the comparable 2001 period and redemptions of marketable securities during the six months ended June 30, 2002 were $4.4 million, compared to $9.6 million for the comparable 2001 period. Management expects cash provided by or used in investing activities will continue to vary on a quarterly basis.

Financing Activities

       Net cash used in financing activities for the six months ended June 30, 2002 was $2.1 million compared to net cash provided by financing activities of $0.1 million for the comparable 2001 period. This increased use of cash was due to the repurchase of 2,762,845 shares of the Company’s common stock by the company during the second quarter of 2002.

Additional Information on Liquidity and Capital Resources

       During 2001, TCSI experienced significant reductions in revenue and scaled back its operating cost structure correspondingly. During 2001, management took dramatic steps to reduce its operating costs. In the first quarter of 2001, the development office in the state of Washington was closed, in mid-year a portion of the headquarters building in Alameda, California was subleased and in the fourth quarter the Company’s work force was reduced by 60 people, or approximately 46% of total headcount. In addition, the Company closed several of its international sales offices. These reductions came late in 2001 and did not fully impact 2001 results. The operating results for the period ended June 30, 2002 reflect the impact of these reductions.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       As of June 30, 2002, the Company had cash and equivalents and short-term marketable securities totaling $17.2 million, which was a $4.1 million, or a 19% decrease, from the balance of $21.3 million at December 31, 2001. The Company believes that existing cash balances (including cash equivalents and marketable securities), together with existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company has satisfied its liquidity needs principally through its cash flows from operating activities or its existing cash balances. However, fluctuating receivable balances may affect the Company’s operating cash flows in the future. The Company’s receivables are primarily from large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer’s inability to make a payment for products and/or services received. In April 2002, the Board of Directors approved a plan to repurchase and retire up to 3,000,000 shares of the Company’s common stock in open market or privately negotiated transactions. During the three months ended June 30, 2002, common share repurchases of $2.1 million were funded through our existing cash resources. During that period, we repurchased 2,762,845 shares at an average price of $0.75 per share.

       During the six months ended June 30, 2002, working capital decreased to $14.3 million from $18.5 million at the end of 2001. That decrease was primarily attributable to a decrease in cash and equivalents and marketable securities, used for financing and operating activities of the company.

       As of June 30, 2002, the Company continued to have no outstanding debt.

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

       To date, a significant portion of our revenues has been concentrated among a limited number of customers. For the three and six months ended June 30, 2002, the concentration of revenues from the Company’s five largest customers was 71% and 79%, respectively, compared to 76% and 72% for the comparable 2001 periods. We anticipate that we will continue to experience significant customer concentration, particularly as a result of continuing consolidation in the telecom industry. There can be no assurance that our customers will, in the future, continue to place orders with us which equal or exceed the levels for prior periods, or that our current or future customers will not cancel or delay orders for our products. For example, the move toward standardization could result in the loss of some customers if they are a part of, or become a part of, an organization that decides to adopt a competing standard. In addition, our customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, we would be vulnerable to cancellation of an order if, for example, our competitors had preexisting relationships with the individual’s replacement. These factors could have a material adverse effect on our business, operating results and financial condition.

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

       Revenues outside of the Americas accounted for 54% and 78% of our total revenues for the three and six months ended June 30, 2002, respectively and 54% and 58% of our total revenues for the three and six months ended June 30, 2001, respectively. Revenues outside of the Americas accounted for 63%, and 60% of our total revenues for the fiscal years 2001 and 2000, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in future periods. We also intend to penetrate additional international markets and to further expand our existing international operations. Our international business involves a number of inherent risks, including:

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

       The Catalant® suite of products competes in the original equipment manufacturer and telecom service provider markets, providing solutions for next generation telecom applications and platforms. We compete with numerous vendors in the NMS/EMS, Service Fulfillment Suite (“SFS”) and SA Catalant® product categories. TCSI expects that the overall number of competitors providing next generation network solutions will increase.

       Our competitors include Dorado Systems, AdventNet and Lumos for the NMS/EMS Catalant® product line, Alcatel, Syndesis and Astracon for the SFS Catalant® product line, and MicroMuse and Objective Systems Integrators (a subsidiary of Agilent) for the Catalant® SA product line. Many of our current and potential competitors have longer operating histories, greater financial, marketing and technical resources, greater name recognition and a larger customer base than TCSI, all of which may enable them to devote more resources to product development, marketing, sales and support for their products, and to respond more quickly to new or emerging technologies or to changes in the needs of our customers. Additionally, many of our competitors may at some point be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

markets in which we presently compete or may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

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

The possible delisting of our stock from The Nasdaq SmallCap Market could have an adverse effect on the ability to trade our stock as well as on our ability to continue to raise capital.

       Until June 4, 2002, our common shares traded on The Nasdaq National Market System (“Nasdaq NMS”). On June 4, 2002, The Nasdaq Stock Market transferred the listing of our common shares from Nasdaq NMS to The Nasdaq SmallCap Market (“SmallCap Market”) under the ticker symbol “TCSI”.

       The Company’s common shares have traded at prices below $1.00 per share for significant periods beginning in December 2000, and on February 14, 2002 we received notice from Nasdaq that we would have until May 15, 2002 to regain compliance with certain Nasdaq NMS requirements or risk delisting from the Nasdaq NMS. On May 31, 2002, we won approval from Nasdaq for the transfer of our shares to the SmallCap Market effective June 4, 2002.

       The SmallCap Market has a number of requirements for continued listing, including the requirement that an issuer’s stock maintain a minimum “bid” price of more than $1.00 per share. The minimum bid price of our common shares has not exceeded $1.00 per share within the grace period which ended on August 13, 2002. In a letter dated August 14, 2002, Nasdaq informed the Company that it meets the initial listing criteria for the SmallCap Market under Nasdaq's Marketplace Rule 4310(c)(2)(A), and therefore Nasdaq has granted us an additional 180 calendar days grace period, or until February 10, 2003 in which to regain compliance with the minimum bid price requirements. If, at the expiration of this additional grace period we have failed to demonstrate compliance with minimum bid price requirements, Nasdaq will notify us that our shares will be delisted from the SmallCap Market. At that time, the Company may appeal Nasdaq’s determination to delist our securities to a Nasdaq Listing Qualification Panel.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Delistment from the SmallCap Market, could have a material adverse effect upon several aspects of our business including, without limitation:

•	the market price of, and the efficiency of the trading market for, our common shares;
•	our ability to raise capital in the public equity markets;
•	the loss of certain federal preemption of state securities laws;
•	the loss of liquidity for our common shares;
•	the loss of confidence by suppliers, customers, employees and institutional and other investor interests;
•	fewer business development and corporate opportunities, and;
•	a greater difficulty in obtaining financing generally.

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

TCSI CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

       Interest Rate Risk.As of June 30, 2002, the Company’s cash and investment portfolio included primarily fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company’s investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company’s portfolio. The Company generally has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

       Foreign Currency Exchange Risk. The majority of the Company’s revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

Part II – Other Information

Item 5. Other Information

Nasdaq listing transferred to the SmallCap Market

The Company’s common stock have traded at prices below $1.00 per share for significant periods beginning in December 2000, and on February 14, 2002 we received notice from Nasdaq that we would have until May 15, 2002 to regain compliance with certain Nasdaq NMS requirements or risk delisting from the Nasdaq NMS. On May 31, 2002, we won approval from Nasdaq for the transfer of our shares to the SmallCap Market effective June 4, 2002.

The SmallCap Market has a number of requirements for continued listing, including the requirement that an issuer’s stock maintain a minimum “bid” price of more than $1.00 per share. The minimum bid price of our common stock has not exceeded $1.00 per share within the grace period which ended on August 13, 2002. In a letter dated August 14, 2002, Nasdaq informed the Company that it meets the initial listing criteria for the SmallCap Market under Nasdaq’s Marketplace Rule 4310(c)(2)(A), and therefore Nasdaq has granted us an additional 180 calendar days grace period, or until February 10, 2003, in which to regain compliance with the minimum bid price requirement. If, at the end of such additional grace period we have failed to demonstrate compliance with minimum bid price requirements, Nasdaq will notify us that our shares will be delisted from the SmallCap Market. At that time, the Company may appeal Nasdaq’s determination to delist our securities to a Nasdaq Listing Qualification Panel.

For additional information, see the information provided under the heading entitled “Other Factors Affecting the Company’s Business – The possible delisting of our stock from The Nasdaq SmallCap Market could have an adverse effect on the ability to trade our stock as well as on our ability to continue to raise capital.”

TCSI CORPORATION

Item 6.  Exhibits and Report on Form 8-K.

(a) Exhibits filed for the second quarter of 2002:

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 4, 1994, incorporated herein by reference to Exhibit 3.2 of Form 10-K filed April 1, 2002.

3.3	Amended and Restated Bylaws of the Company, dated February 22, 2002, incorporated herein by reference to Exhibit 3.3 of Form 10-K filed April 1, 2002.

4.1	Second Amended and Restated Preferred Shares Rights Agreement, dated October 17, 2001, between the Company and Registrar and Transfer Agent, as Rights Agent, incorporated herein by reference to Exhibit 8 of the Form 8-A filed on November 13, 2001.

(b)	Report on Form 8-K in the second quarter of 2002:

None.

TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCSI CORPORATION

August 14, 2002	By: /s/ Kenneth E. Elmer
Kenneth E. Elmer
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)