Form 10-Q
period 2002-09-30
TCSI CORP
filed 2002-11-01
CIK 875315

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-19377

TCSI Corporation
(Exact name of registrant as specified in its charter)

NEVADA	68-0140975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes    X         No

20,555,248 shares of common stock of the registrant were outstanding as of October 28, 2002.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed consolidated balance sheets at September 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001(Unaudited)	5

	Notes to condensed consolidated financial statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4.	Evaluation of Disclosure Controls and Procedures	26

Part II - Other Information

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities and Use of Proceeds	N/A

Item 3.	Defaults upon Senior Securities	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	N/A

Item 5.	Other Information	N/A

Item 6.	Exhibits and Reports on Form 8-K	27

Signature		28

TCSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	December 31, 2001 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$6,870	$8,689
Marketable securities	8,254	12,623
Receivables, net	1,254	2,304
Other receivables	65	117
Other current assets	789	745

Total current assets	17,232	24,478
Furniture, equipment, and leasehold improvements, net	2,730	3,695
Equity investment	20	100
Other assets	351	295

Total assets	$20,333	$28,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,652	$4,154
Accrued compensation and related costs	934	1,136
Deferred revenues	1,524	315
Income taxes payable	354	354

Total current liabilities	5,464	5,959
Shareholders’ equity:
Common stock, par value $0.10 per share; 75,000,000 shares authorized; 20,554,748 and 23,251,271 shares issued and outstanding, at September 30, 2002 and December 31, 2001, respectively	2,055	2,325
Additional paid-in capital	51,006	52,792
Accumulated other comprehensive income	10	40
Accumulated deficit	(38,202)	(32,548)

Total shareholders’ equity	14,869	22,609

Total liabilities and shareholders’ equity	$20,333	$28,568

(1) The amounts at December 31, 2001 were derived from the audited consolidated financial statements for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K.

TCSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:

Services	$568	$1,705	$2,062	$5,295
Software licensing fees	515	1,323	4,038	4,150

Total revenues	1,083	3,028	6,100	9,445

Costs and expenses:
Cost of services	578	1,373	2,077	4,429
Product development	1,205	1,449	3,500	5,395
Selling, general, and administrative	2,054	3,589	6,067	9.892
Nonrecurring special items, net	—	—	—	562

Total costs and expenses	3,837	6,411	11,644	20,278

Loss from operations	(2,754)	(3,383)	(5,544)	(10,833)
Interest income and other income (expense), net	(11)	540	219	1,283

Loss before income tax provision	(2,765)	(2,843)	(5,325)	(9,550)
Income tax provision	206	—	329	462

Net loss	$(2,971)	$(2,843)	$(5,654)	$(9,088)

Net loss per share – basic and diluted	$(0.14)	$(0.12)	$(0.26)	$(0.39)

Shares used in computing basic and diluted net loss per share	20,542	23,236	21,767	23,209

TCSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,654)	$(9,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	992	1,732
Compensation charge associated with grant of stock options to employees	—	20
Write-down of equity investment for other than temporary decline in value	80	250
Net changes in operating assets and liabilities:
Receivables, net	1,050	1,176
Other receivables, other current assets and other noncurrent assets	(48)	(117)
Accounts payable and accrued liabilities	(1,502)	(374)
Accrued compensation and related costs	(202)	118
Deferred revenues	1,209	(928)
Income taxes payable	—	(683)

Net cash used in operating activities	(4,075)	(7,894)

Cash flows from investing activities:
Expenditures for furniture, equipment and leasehold improvements	(27)	(373)
Purchases of marketable securities	(1,017)	(8,479)
Redemptions of marketable securities	5,356	12,689

Net cash provided by investing activities	4,312	3,837

Cash flows from financing activities:
Repurchase of common stock	(2,088)	—
Proceeds from issuance of common stock	32	128

Net cash (used in) provided by financing activities	(2,056)	128

Net decrease in cash and equivalents	(1,819)	(3,929)
Cash and equivalents at the beginning of the period	8,689	11,886

Cash and equivalents at the end of the period	$6,870	$7,957

TCSI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of TCSI Corporation (“TCSI” or the “Company”) as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, included herein, have been prepared on the same basis as the December 31, 2001 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented herein are not necessarily indicative of results to be expected for the current year or for any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC on April 1, 2002. All references to “our,” “us,” or “we” used from time to time throughout this Quarterly Report on Form 10-Q are intended to refer to TCSI Corporation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosures of contingent assets and liabilities determined as of the date of the financial statements and the reported amounts of revenues and expenses reported for the reporting periods. Actual results could differ materially from those estimates.

NOTE 2 – RECEIVABLES AND CREDIT RISK

Receivable balances are primarily from customers in the telecommunications industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. Allowances are maintained for potential credit losses.

Receivables consist of the following:

	September 30, 2002	December 31, 2001
	(In thousands)

Billed receivables	$1,419	$2,559
Unbilled receivables	135	295
Less: allowance for doubtful accounts	(300)	(550)

	$1,254	$2,304

TCSI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 3 – NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consists of our common stock issued and outstanding and the warrant and stock options exercisable into common stock of the Company (calculated using the treasury stock method).

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)

NUMERATOR:
Numerator for basic net loss per share	$(2,971)	$(2,843)	$(5,654)	$(9,088)

DENOMINATOR:
Denominator for basic net loss per share--weighted average shares outstanding	20,542	23,236	21,767	23,209

Net loss per share – basic and diluted	$(0.14)	$(0.12)	$(0.26)	$(0.39)

NOTE 4 – COMPREHENSIVE LOSS

The following is a summary of comprehensive loss:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Net loss	$(2,971)	$(2,843)	$(5,654)	$(9,088)
Unrealized gains on marketable securities	6	51	30	41

Comprehensive loss	$(2,965)	$(2,792)	$(5,624)	$(9,047)

NOTE 5 – REPURCHASE OF COMMON STOCK

During the second quarter of 2002, the Company repurchased 2,762,845 shares of its common stock at an average price of $0.75 per share, net of purchase costs. Substantially all of these common shares were purchased from one of the Company’s principal shareholders.

TCSI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 6 – RESTRUCTURING RESERVE

In 2001, the Company recorded restructuring and asset impairment charges of approximately $2.7 million. In 2001, the Board of Directors authorized such charges, including (i) approximately $0.6 million of costs associated with excess leased space and equipment write-offs resulting from the closing of the Bothell, Washington office in April 2001 and (ii) approximately $2.1 million related to a further company-wide downsizing in November 2001, including $1.8 million for severance costs and $0.3 million for facility closures. In April and November 2001, the Board of Directors authorized each of the restructuring plans and 26 and 61 employees, respectively, were terminated in the company-wide reduction in force and three sales offices were closed. All employees were notified of their respective severance benefits upon termination. As of September 30, 2002, $0.6 million of the restructuring charges remain.

The activity of the restructuring and asset impairment charges is as follows (in thousands):

	Employee Costs	Facility Closure Costs	Total
Balance at December 31, 2001	$1,001	$182	$1,183
Cash payments	(278)	(31)	(309)

Balance at March 31, 2002	$723	$151	$874
Cash payments	(78)	(34)	(112)

Balance at June 30, 2002	$645	$117	$762
Cash payments	(104)	(33)	(137)

Balance at September 30, 2002	$541	$84	$625

NOTE 7 – CONTINGENCIES

A former employee of the Company who was discharged in connection with the workforce reduction in November 2001 subsequently filed a formal demand for arbitration with allegations against the Company which relate to whether the discharge was unfair, in violation of public policy, in violation of alleged promises, and without cause, and whether the employee was paid all commissions and salary allegedly owed. The allegations include in excess of $0.7 million in commissions and salary owed and punitive damages in excess of $1.2 million. The Company believes the claim is without merit and intends to vigorously defend itself in the arbitration. However, there can be no assurance that an unfavorable outcome would not have a material effect on the Company’s financial condition and results of operations.

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

The licensing and implementation of the Company’s software products generally involve a significant commitment of resources by prospective customers. As a result, the Company’s sales process is subject to delays associated with the lengthy approval process that typically accompanies such a significant capital expenditure. Accordingly, the Company is substantially dependent on its customers’ decisions as to the timing and level of expenditures and resource commitments. During 2002, the Company’s revenue levels have been adversely affected due to lack of capital spending in the telecom industry and by continued delays in purchase decisions by prospective customers. The variability in the timing of such expenditures could cause material fluctuations in the Company’s business, operating results and financial condition.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. The following critical accounting policies in particular are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. Note 1 to the Annual Report on Form 10-K for 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but are not limited to, the accounting for revenues, expenses and research and development, the allowance for doubtful accounts, and contingencies. Actual results could differ from these judgments, assumptions, and estimates.

Revenue Recognition

In accordance with terms of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”) and SOP 98-9, the Company licenses its software to customers under contracts

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

which generally include both software licensing fees and systems solutions services. Revenues for integration, consulting and maintenance services, and related software licensing fees are recognized either as the services are performed (for time and material-type contracts) or under the percentage-of-completion method (for fixed-price contracts). Percentage of completion is determined using the number of dollars incurred (as measured by labor hours) as compared to the total estimated dollars to complete the contract. Actual remaining effort under fixed-price contracts could vary significantly from the estimates, and such differences could be material to the financial statements. Differences between invoiced amounts and revenue recognized are reflected as unbilled receivables or deferred revenues. Additionally, the Company licenses software to customers under contracts that do not require significant production, modification or customization of software. The Company recognizes revenue from software licensing fees under these contracts when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement using the residual method. Revenues derived from resellers are recognized upon sell-through to the end customer.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit-worthiness or if actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Results of Operations

Revenues

The Company generates revenues from licensing its software products and performing related services to the telecom industry. Total revenues for the three months ended September 30, 2002 decreased by $1.9 million, or 64%, to $1.1 million, from $3.0 million for the comparable 2001 period. This decrease in 2002 revenues was the result of a decline in service revenues of $1.1 million and a decrease in software licensing revenues of $0.8 million compared to the comparable 2001 period. Total revenues for the nine months ended September 30, 2002 decreased by $3.3 million, or 35%, to $6.1 million, from $9.4 million for the comparable 2001 period. This net decrease in the 2002 revenues was the result of a decline in service revenues of $3.2 million and a decline in software licensing fee revenues of $0.1 million compared to the 2001 period.

Revenues from services for the three months ended September 30, 2002 decreased 67% to $0.6 million, from $1.7 million for the comparable 2001 period. Revenues from services for the nine months ended September 30, 2002 decreased 61% to $2.1 million, from $5.3 million for the comparable 2001 period. The 2002 decrease was due primarily to a decline in follow-on work from existing customers. In addition, the Company’s services revenues continue to decline as the Company and its customers shift toward “out-of-the-box” solutions, and away from more traditional customized solutions, to meet technology needs.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues from software licensing fees for the three months ended September 30, 2002 decreased 61% to $.5 million, from $1.3 million for the comparable 2001 period. This decrease was primarily due to the delays in purchasing decisions by prospective customers, which is consistent with a global trend of cautious capital spending throughout the telecom industry. Revenues from software licensing fees for the nine months ended September 30, 2002 decreased 3% to $4.0 million, from $4.2 million for the comparable 2001 period. This decrease for the nine months period was less that that experienced in most recent quarters due primarily to revenues recognized in the first quarter of 2002 related to sell-through licenses for products sold to customers in prior years. The Company expects software licensing revenues to continue to vary on a quarterly basis.

Revenues have been concentrated among a limited number of customers. Three customers each accounted for 10% or more of the Company’s revenue during the three months ended September 30, 2002, with NEC Corporation, Italtel S.p.A., and Shanghai Telcom contributing 30%, 28%, and 23% of total revenues, respectively. For the nine months ended September 30, 2002, three customers each accounted for 10% or more of the Company’s revenue with Motorola LTD, NEC Corporation, and Italtel S.p.A., contributing 26%, 21%, and 16% of total revenues, respectively. For the three and nine months ended September 30, 2002, the concentration of revenues from the Company’s five largest customers in aggregate was 91% and 76%, respectively, compared to 70% and 67% for the comparable 2001 periods. The Company anticipates that it will continue to experience significant customer concentration. There can be no assurance that such customers or any other customers will continue to place orders with the Company which will equal or exceed the comparable levels for prior periods. (See “Other Factors Affecting the Company’s Business—We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue”.)

Revenues outside of the Americas accounted for 96% of the Company’s total revenues for the three months ended September 30, 2002 compared to 73% for the comparable 2001 period. Revenues outside of the Americas accounted for 81% of the Company’s total revenues for the nine months ended September 30, 2002 compared to 63% for the comparable 2001 period. The increase in the 2002 period is primarily due to the recognition of revenue from sell-through licenses for customers in Europe and Asia. As the telecom industry continues to struggle, the Company has focused its efforts to sell certain of its legacy products and services outside of the Americas where these products are more attractive and while the Company’s newer products are introduced. The Company expects that international revenues will continue to account for a significant portion of its total revenue in future periods and expects the geographical mix of revenues to vary from period to period, as it responds to global buying habits and develops relationships with new and existing partners and channels.

Costs of Services

The Company incurs costs of services for the development of its integrated software products and the implementation of its services. The major components of direct costs are employee compensation, subcontractor fees, training costs and other billable direct costs, including travel expenses and loss on fixed-price contracts, in addition to an allocation for benefits, facilities, telephone expenses, information systems support, depreciation and amortization. Costs of services declined 58% to $0.6 million in the three months ended September 30, 2002 compared to $1.4 million for the comparable period in 2001. Costs of services declined 53% to $2.1 million in the nine months ended September 30, 2002 compared to $4.4 million for the comparable period in 2001. The decrease in the 2002 periods was due to reduced headcount and related expenses in late 2001, facilities and other allocated costs, license fees and the implementation of strong cost control measures. Cost of services as a percentage of service revenues was 102% for the three months ended September 30, 2002 compared to 81% of service revenues in the comparable 2001 period. Cost of services as a percentage of service revenues was 101% for the nine months ended September 30, 2002 compared to 84% of service revenues in the comparable 2001 period. The increase in the 2002 periods was due to decreased service revenues in excess of the decreased costs that resulted from headcount reductions early in 2001.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Product Development

Product development expenses include employee compensation, subcontractor fees, training costs and other product development costs for existing and potential new products, in addition to an allocation for benefits, facilities, telephone expenses, information systems support and depreciation.

The Company invested $1.2 million, or 111% of total revenues, in product development in the three months ended September 30, 2002, compared to $1.4 million, or 48% of total revenues in the comparable period of 2001. The Company invested $3.5 million, or 57% of total revenues, in product development in the nine months ended September 30, 2002, compared to $5.4 million, or 57% of total revenues in the comparable period of 2001. The decrease in product development expenses for the 2002 periods was due primarily to management’s focus on key product development projects, resulting in reduced headcount in late 2001, the implementation of strong cost control measures and reduced facilities and other allocated costs.

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

Selling, general and administrative expenses for the three months ended September 30, 2002 decreased 43% to $2.1 million, from $3.6 million for the comparable 2001 period. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased 39% to $6.1 million, from $9.9 million for the comparable 2001 period. The decrease was due to a combination of overall reductions in employee headcount and related personnel costs in late 2001, lower rent expense due to the closing of the North Carolina office in 2000 and the Bothell, Washington office in April of 2001, lower depreciation and overall cost reduction measures. In addition, to further reduce costs, in the second half of 2001, the Company subleased the third and fourth floors of its primary business location in Alameda, California as well as a small sales office in the United Kingdom. Selling, general, and administrative expenses were 190% of revenues during the three months ended September 30, 2002, compared to 119% of revenues in the comparable period of 2001. The increased percentage resulted from the significant reduction in revenues for the 2002 period in spite of reduced overall costs. Selling, general, and administrative expenses were 99% of revenues during the nine months ended September 30, 2002, compared to 105% of revenues in the comparable period of 2001. The decreased percentage resulted from the realization of significant cost reductions initiated in the second half of 2001.

Nonrecurring Special Items

For the nine months ended September 30, 2001, the Company recorded nonrecurring special item charges of $0.6 million due primarily to severance costs associated with downsizing activities, which were the main result of the Company’s closing of its Bothell, Washington office in early April of 2001. For the nine months ended September 30, 2002, the Company did not record any nonrecurring special items.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2002 and 2001 related primarily to taxes in foreign jurisdictions. Due to uncertainties regarding the amount and timing of future taxable income, as of September 30, 2002, the Company had no net deferred tax assets due to the establishment of a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4.1 million for the nine months ended September 30, 2002 compared to net cash used in operating activities of $7.9 million for the comparable 2001 period. The decrease in net cash used in operations for the nine months ended September 30, 2002 over the 2001 period was principally the result of the Company’s reduced net loss in the 2002 period of $5.7 million compared to a net loss of $9.1 million in the comparable 2001 period. The Company’s liquidity needs had, in the past, been satisfied from operating activities or existing cash resources. The Company’s operating cash flows are becoming increasingly impacted by fluctuating revenues and resulting receivables and deferred revenue balances. The net loss in the 2002 period was adjusted by cash provided by the reduction in receivables of $0.8 million and increase in deferred revenue of $1.5 million, and cash used by a $1.5 million decrease in accounts payable and accrued liabilities. In the nine months ended September 30, 2001, cash was decreased by the loss of $9.1 million, offset by a $1.2 million decrease in accounts receivable. Further working capital was used in a $0.9 million reduction in deferred revenues, $0.7 million reduction in income taxes payable and a $0.4 million decrease in accounts payable and accrued liabilities for the 2001 period.

Investing Activities

Net cash provided by investing activities was $4.3 million for the nine months ended September 30, 2002 compared to net cash provided by investing activities of $3.8 million for the comparable 2001 period. During the nine months ended September 30, 2002, purchases of marketable securities were $1.0 million, compared to $8.5 million for the comparable 2001 period and redemptions of marketable securities during the nine months ended September 30, 2002 were $5.3 million, compared to $12.7 million for the comparable 2001 period. Management expects cash provided by or used in investing activities will continue to vary on a quarterly basis.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2002 was $2.0 million compared to net cash provided by financing activities of $0.1 million for the comparable 2001 period. This increased use of cash was due largely to the repurchase of 2,762,845 shares of the Company’s common stock during the second quarter of 2002.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additional Information on Liquidity and Capital Resources

During 2001, TCSI experienced significant reductions in revenue and scaled back its operating cost structure correspondingly. During 2001, management took dramatic steps to reduce its operating costs. In the first quarter of 2001, the development office in the state of Washington was closed, in mid-year a portion of the headquarters building in Alameda, California was subleased and in the fourth quarter of 2001, the Company’s work force was reduced by 60 people, or approximately 46% of total headcount. In addition, the Company closed several of its international sales offices. These reductions came late in 2001 and did not fully impact 2001 results. The operating results for the nine months ended September 30, 2002 reflect the impact of these reductions.

As of September 30, 2002, the Company had cash and equivalents and short-term marketable securities totaling $15.1 million, which was a $6.2 million, or 29% decrease from the balance of $21.3 million at December 31, 2001. During 2002 the Company has experienced large swings in revenue and financial performance on a quarterly basis with revenues of $4.2 million in Q1, $0.9 million in Q2 and $1.1 million in Q3. During this same time, expenses remained relatively flat from quarter to quarter following the reduction of force in late 2001. In Q1 2002, cash resources (including cash and cash equivalents and short-term marketable securities) increased by $1.0 million, then decreased by $3.1 million (before considering the stock repurchase of $2.1 million) in Q2 and by $2.0 million in Q3. The improved cash used in operations from Q2 2002 to Q3 2002 was the direct result of continued cost containment efforts throughout the company.

The Company believes that existing cash balances (including cash equivalents and marketable securities) together with existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. Over the past three years, the Company satisfied its liquidity needs principally through its cash flows from operating activities or its existing cash balances. However, fluctuating revenues and receivables balances may affect the Company’s operating cash flows in the future. The Company’s receivables are primarily from what the Company considers to be large, credit-worthy customers and, as a result, the Company does not anticipate any significant default from a customer’s inability to make a payment for products and/or services received.

In April 2002, the Board of Directors approved a plan to repurchase and retire up to 3,000,000 shares of the Company’s common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2002, common share repurchases of $2.1 million were funded through our existing cash resources. During that period, the company repurchased 2,762,845 shares at an average price of $0.75 per share, net of purchase costs.

During the nine months ended September 30, 2002, working capital decreased to $11.8 million from $18.5 million at the end of 2001. That decrease was primarily attributable to a decrease in cash and equivalents and marketable securities, resulting from financing activities, including its $2.1 million repurchase of its common stock, as well as its operating activities.

As of September 30, 2002, the Company continued to have no outstanding debt.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Factors Affecting the Company’s Business

Our revenues and operating results may vary from quarter to quarter, causing our stock price to fluctuate.

We have experienced, and expect to continue to experience, significant fluctuations in revenues and operating results on a quarterly and an annual basis as a result of a number of factors, many of which are beyond our control. These factors include, but are not limited to:

•	the cancellation, modification, or non-renewal of service, license or maintenance agreements;
•	the size and timing of significant customer engagements and license fees;
•	the relative proportion of revenue generated from the provision of services versus revenue generated from the licensing of software and from related service maintenance agreements;
•	the timing of new hires and related incentive compensation packages;
•	the capital spending patterns of our customers;
•	the concentration of our customers and product lines;
•	product defects;
•	the lengthy sales cycles of our products and services;
•	industry acceptance of our products and services;
•	changes in operating expenses;
•	new product introductions and product enhancements by us or our competitors;
•	our ability to develop, introduce and market new products and product enhancements on a timely basis;
•	changes in third party software and hardware platforms used by our customers;
•	changes in our pricing policies or the pricing policies of our competitors;
•	regulatory changes and evolving industry standards;
•	risks associated with a relatively high proportion of international sales;
•	further slowdown and consolidation in the telecom industry;
•	risks from currency fluctuations and the general economic environment.

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

        In addition, we typically realize a significant portion of our license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations are difficult to forecast and may not become evident until late in, or after the close of, a particular quarter. Our expenses relating to personnel, facilities, sales, and marketing are based in part on our expectations as to future demand for licenses and services and to a large extent are fixed in the short-term. These expenses cannot be adjusted quickly, and if revenues for a particular quarter do not meet expectations, our operating results for that quarter are likely to be materially adversely affected. In particular, because only a small portion of our expenses varies with revenues, results of operations may be disproportionately affected by a reduction in revenues. As a result, we believe that period- to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our operating results may continue to be adversely affected by the current economic climate.

There is considerable uncertainty with respect to the extent that the current economic climate in the United States, and the negative economic environment generally throughout the world, will negatively affect the growth and capital spending of our current and potential customers. We continue to experience instances of customers delaying the purchase or licensing of our software and an overall lengthening of sales cycles as a result of more cautious capital expenditures by our customers. If economic conditions in the United States and the rest of the world do not improve, or if they worsen, they will continue to have a material adverse effect on our business, operating results and financial condition.

Our products are subject to lengthy sales and implementation cycles.

Our software is typically intended for firm-wide or division-wide use within our customers’ networks and is critical to our customers’ businesses. Their decision to commit to a purchase or a license of one or more of our products is dependent on several factors including, but not limited to, their business growth projections, their budget for capital expenditures and their projected cost savings to be gained from the implementation of our products. Thus, before committing to a purchase or agreeing to license our software, a potential customer generally commits substantial resources toward evaluating it, which in turn requires a substantial commitment of time, money and effort on our part to educate them about the value of our software solutions. Any delay or failure in completing a particular transaction in any given quarter could have a material adverse effect on our operating results.

The Company may also experience a lengthening of its sales cycle as a result of the publicly announced intention to evaluate strategic alternatives. This may cause customers to delay commitments to purchase or license one or more of our products until the strategic direction of the company is determined. (See “There are risks associated with mergers and acquisitions.”)

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

Our future operating results are significantly dependent upon the continued market acceptance of our portfolio of products and services. There can be no assurance that our technology will continue to achieve market acceptance or that we will be successful in developing, introducing or marketing improvements to our products. Moreover, the life cycle of component-based products is difficult to estimate due in large part to rapid changes in the telecom market, the effect of future product enhancements, and intense competition. A decline in the demand for our software as a result of new or existing competing technologies or other factors would have a material adverse effect on our business, operating results and financial condition.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rapid technological change, changing regulatory environments and evolving industry standards could render our products obsolete.

The market for our products is characterized by rapidly changing technologies, evolving industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices (Telecommunications Management Network, or “TMN”, architecture, for example) can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. This poses substantial risks for us because our products and software solutions typically have lengthy development and sales cycles.

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

There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause our customers or potential customers to defer licensing our existing products or engaging our services. Any deferral of license or service revenues could have a material adverse effect on our revenue, operating results and financial condition.

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

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our success depends on our ability to develop software products that reduce the customization necessary to fully integrate customers’ systems and our customers’ demand for such products.

A large portion of our revenues are derived from the sale of our products and services which provide software solutions to major corporations in the worldwide telecom services and equipment industries. Although many telecom companies currently seek to integrate their business operation systems and network operation systems, there can be no assurance that these or other service providers will continue to seek the integration of such systems or that those companies will use our products to do so. We continue to develop software products that reduce the customization necessary to fully integrate customers’ systems but there can be no assurance that we will continue to successfully develop and market such products or, even if successful, that the revenue from such products will compensate for any concurrent loss of revenue generated from the development and implementation of more customer specific products. The failure to successfully develop and market such products and services would have a material adverse effect on our revenues, operating results and financial condition.

We rely and expect to continue to rely on a limited number of customers for a significant portion of our revenue.

To date, a significant portion of our revenues has been concentrated among a limited number of customers. For the three and nine months ended September 30, 2002, the concentration of revenues from the Company’s five largest customers was 91% and 76%, respectively, compared to 70% and 67% for the comparable 2001 periods. We anticipate that we will continue to experience significant customer concentration, particularly as a result of continuing consolidation in the telecom industry. There can be no assurance that our customers will, in the future, continue to place orders with us that equal or exceed the levels for prior periods, or that our current or future customers will not cancel or delay orders for our products and/or services. For example, the move toward standardization could result in the loss of some customers if they are a part of, or become a part of, an organization that decides to adopt a competing standard. In addition, our customers typically designate one individual to procure network management software. If any of these individuals were terminated, transferred, or replaced, we would be vulnerable to cancellation of an order if, for example, our competitors had preexisting relationships with the individual’s replacement. These factors could have a material adverse effect on our revenues, operating results and financial condition.

We rely and expect to continue to rely on a limited number of products for a significant portion of our revenue.

With the phasing out of both our WorldWin product line during the fourth quarter of 2000 and our IncomeConnect product line during the second quarter of 2001, we rely on our Catalant® product line as our primary source of revenue. Although we have introduced several new products within the Catalant® product line designed to reduce the customization necessary to fully integrate our customers’ systems, our future operating results, particularly in the near term, are significantly dependent on market acceptance of the Catalant® product line. If our products do not continue to achieve market acceptance or if we fail to keep up with the need for market improvements, standardization features or the need to maintain compatibility with third party software or hardware platforms, our operating results could be materially adversely affected. In addition, the life cycle of our products are difficult to estimate because of the rapid pace of change in the telecom industry and because many of our products were just introduced within the past several quarters.

Product defects may adversely affect our business.

We provide complex software products for major telecom equipment manufacturers, systems integrators and telecom service providers. The development and enhancement of such complex software entails substantial risks of product defects and in the past we have in fact identified defects in certain of our products. Such defects could result in delays in or failure of market acceptance of our products as well as damage to our reputation or our relationships with our customers and could have a material adverse effect on our revenue.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

As is characteristic of companies providing software solutions to the telecom industry, the complexities involved in implementing our software solutions entail risks of performance shortfalls. In some cases, we have agreed to accept some financial responsibility, in the form of negotiated penalty amounts, if our products do not meet specifications or caused customer system downtime. There can be no assurance that we will not encounter delays or other difficulties due to such implementation complexities. Because our customer base consists of a relatively limited number of customers, the product defects or implementation errors could be potentially damaging to our reputation. Any such occurrence could have a material adverse effect upon our business, operating results and financial condition.

Our operating results are subject to specific risks associated with our high level of international sales.

Revenues outside of the Americas accounted for 96% and 81% of our total revenues for the three and nine months ended September 30, 2002, respectively and 73% and 63% of our total revenues for the three and nine months ended September 30, 2001, respectively. Revenues outside of the Americas accounted for 63%, and 60% of our total revenues for the fiscal years 2001 and 2000, respectively. We expect that international revenues will continue to account for a significant portion of our total revenues in future periods. We also intend to penetrate additional international markets and to further expand our existing international operations. Our international business involves a number of inherent risks, including:

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

Access to foreign markets is often difficult due to the established relationships between government owned or controlled communications companies and local suppliers of communications products. There can be no assurance that we will be able to successfully penetrate such foreign markets. In addition, there can be no assurance that we will be able to sustain or increase revenues

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

derived from international licensing and services or that the foregoing factors will not have a material adverse effect on our future international business, and consequently, on our business, operating results and financial condition.

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

January 1, 2002 saw the official introduction of the Euro as Europe’s official currency. Although to date we have not seen the conversion to the Euro as having a material adverse effect on our operations, various issues including the need to update technology information systems, the need to review contracts and licensing agreements for currency issues and the processing of tax or accounting records, all have the potential to adversely affect our operating results. We cannot ensure that issues related to the introduction of the Euro will not have an adverse material effect on our future business or operating results.

Further slowdown, continued consolidation or a continued decrease in capital spending in the telecom industry would have an adverse impact on our business.

Our business is highly dependent on the continued growth of the telecom industry and on the continued capital spending of our customers. Although the telecom industry had experienced rapid growth over the past several years, recent trends indicate that growth rates as well as capital spending by telecom companies have decreased, in some cases markedly, and may continue to decrease in the near future as a result of the general decline in economic conditions in local and international markets. Most recently, the industry has been characterized by intense competition in the development of new technology, equipment and customer services and large telecom carriers have become increasingly cautious when committing to significant capital expenditures. This is due in part to increasing competition from smaller, rapidly developing alternative carriers, decreasing prices for telecom services and equipment, and regulatory rate structures that have become less dependent on the level of carriers’ capital expenditures. A continued decrease in the growth rate of the telecom industry or in the growth of capital spending by telecom companies would have a material adverse effect on our business.

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

Rapid growth of the Internet as a medium for commerce and communication is a primary driving force behind the growth of many of our customers’ businesses and of their need to integrate their business operation systems and their networking operation systems. Thus, our operating results are highly dependent upon the continued growth of the Internet and a slowdown in such growth or in the rate of technological innovation could have a material adverse effect on our operating results. Current economic reports

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

indicate a significant decline in areas of commerce related to Internet and related technology. It is likely that a continued decline in these areas would have an adverse effect on our operating results.

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

The Catalant® suite of products competes in the original equipment manufacturer and telecom service provider markets, providing solutions for next generation telecom applications and platforms. We compete with numerous vendors in our Catalant® NMS/EMS, Service Fulfillment Suite (“SFS”) and SA product categories. TCSI expects that the overall number of competitors providing next generation network solutions will increase.

Our competitors include Dorado Systems, AdventNet and Lumos for the Catalant® NMS/EMS product line, Alcatel, Syndesis and Astracon for the Catalant® SFS product line, and MicroMuse and Objective Systems Integrators (a subsidiary of Agilent) for the Catalant® SA product line. Many of our current and potential competitors have longer operating histories, greater financial, marketing and technical resources, greater name recognition and a larger customer base than TCSI, all of which may enable them to devote more resources to product development, marketing, sales and support for their products, and to respond more quickly to new or emerging technologies or to changes in the needs of our customers. Additionally, many of our competitors may at some point be involved in joint ventures or strategic alliances with other businesses to expand their services. The principal competitive factors in the markets in which we presently compete or may compete in the future are quality, price, performance, customer support, corporate reputation and product features such as scalability, interoperability, functionality, customizability and ease of use.

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Our success and ability to compete is dependent in part upon our proprietary software technology. We rely on a combination of patent, trade secret, copyright and trademark laws, nondisclosure and other contractual agreements, and technical measures to protect our proprietary rights. Currently, the Company holds patents for various distributed object-oriented programming techniques that have been built into its integrated software products. The Company expects to retain its rights under these patents for approximately the next eight years, although the Company believes that the loss of any of these patents would not have a materially adverse effect on its revenues or results of operations. We expect to continue to file patent applications when we believe it is appropriate to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such steps may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited and less reliable in certain foreign countries. The failure to protect our proprietary information could have a material adverse effect on our business, operating results and financial condition.

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

In addition, certain of our customers regard the solutions provided by us to be proprietary to such customers and they may

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

attempt to prohibit us from using or otherwise benefiting from certain of the advances made in developing such solutions. Although we intend to increasingly standardize our integration solutions through the use of component-based software products, there can be no assurance that the prohibition or restrictions imposed by certain customers on the use of certain intellectual property will not adversely affect our business, operating results and financial condition.

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

Our future growth and success depend to a significant extent on our ability to attract and retain qualified managerial, sales, and software engineering personnel and consultants. We have at times experienced, and continue to experience, difficulty in attracting and retaining qualified personnel. In addition, we sometimes rely on the services of third party consultants. Our future success will also depend on the ability of our current and future management personnel to operate effectively, both independently and as a group. We have experienced a number of changes in the members of our senior management team in the last several years and have undergone changes in other managerial personnel from time to time. In March 2001, the Vice President – Finance and Administration, Secretary and Treasurer resigned and Kenneth E. Elmer was hired as Chief Financial Officer, Secretary, and Treasurer. In addition, in October 2001, the President and Chief Executive Officer resigned and Mr. Elmer was appointed as Acting President and Acting Chief Executive Officer. Mr. Elmer was subsequently appointed President and Chief Executive Officer in April 2002. Competition for the hiring of talented officers and other personnel in the software industry is intense, and there can be no assurance that we will be successful in locating candidates with appropriate qualifications. Failure to attract and retain key personnel and consultants could have a material adverse effect on our business, operating results and financial condition. In addition, the volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain key personnel, who often expect to realize value from stock options. In November 2001, the Company had a significant reduction in force in all areas of the organization. Failure to retain key personnel subsequent to the reduction or the inability to attract key personnel as the Company grows in the future could have a material adverse effect on the Company’s business, operating results and financial condition.

There are risks associated with mergers and acquisitions.

We periodically evaluate potential acquisitions of businesses, products, and technologies as well as mergers with or into other business. To support our growth plans, we may merge with, or acquire, companies that have a significant installed base of products not yet offered by TCSI, have strategic distribution channels or customer relationships, or otherwise present opportunities which management believes enhance our competitive position.

Such mergers or acquisitions could subject us to numerous risks, including risks associated with the integration into TCSI of new employees and technology. Moreover, the negotiation and acquisition of such transactions involve the diversion of substantial

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

management resources and the evaluation of such opportunities requires the diversion of substantial engineering and technological resources. Merger transactions involving TCSI could result in substantial future or immediate dilution to our existing stockholders, large one-time write-offs, or the creation of goodwill or other intangible assets that could result in amortization expenses. We may assume debt or other liabilities in connection with a merger or acquisition that could have a material adverse effect on our business, operating results and financial condition. The failure to successfully evaluate, negotiate and effect acquisition transactions could have a material adverse effect on our business, operating results and financial condition. In addition, a merger or acquisition could have a negative effect on the willingness or ability of our current or potential future customers or vendors to do business with us.

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

The terrorist attacks of September 11, 2001 have generated considerable political and economic uncertainty both in the United States and throughout the world. To the extent that the continued threat of terrorism and the resulting military, economic and political response and heightened security continue to affect the spending habits of consumers and businesses, the after-effects of these and future attacks may continue to have a material adverse effect on our business, operating results and financial condition.

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

The SmallCap Market has a number of requirements for continued listing, including the requirement that an issuer’s stock maintain a minimum “bid” price of more than $1.00 per share. The minimum bid price of our common shares has not exceeded $1.00 per share within the grace period which ended on August 13, 2002. In a letter dated August 14, 2002, Nasdaq informed the Company that it meets the initial listing criteria for the SmallCap Market under Nasdaq’s Marketplace Rule 4310(c)(2)(A), and therefore Nasdaq has granted us an additional 180 calendar days grace period, or until February 10, 2003 in which to regain compliance with the minimum bid price requirements. If, at the expiration of this additional grace period we have failed to demonstrate compliance

TCSI CORPORATION
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

with the minimum bid price requirements, Nasdaq will notify us that our shares will be delisted from the SmallCap Market. At that time, the Company may appeal Nasdaq’s determination to delist our securities to a Nasdaq Listing Qualification Panel.

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

TCSI CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. As of September 30, 2002, the Company’s cash and investment portfolio included primarily fixed-income securities. These securities are subject to interest rate risk and may decline in value if interest rates increase. However, due to the short duration of the Company’s investment portfolio, an immediate 100 basis points increase or decrease in interest rates would not have a material effect on the fair market value of the Company’s portfolio. The Company generally has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates in its investment portfolio.

Foreign Currency Exchange Risk. The majority of the Company’s revenues are denominated in U.S. dollars and, as a result, the Company has relatively little exposure to foreign currency exchange risk. The Company currently does not use derivative financial instruments for trading or speculative purposes.

ITEM 4. Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Part II – Other Information

Item 1. Legal Proceedings

Mark Harrow (“Harrow”), a former employee of the Company, was discharged in connection with a general workforce reduction in November 2001. On May 2, 2002, Harrow filed a formal demand for arbitration before the American Arbitration Association. Harrow’s allegations against the Company relate to the legality of his discharge and whether he was paid all commissions and salary allegedly owed to him by the Company. Harrow alleges that the Company is liable to him in excess of $1.9 million in commissions and salary and punitive damages.

The Company believes the claims are meritless and intends to vigorously defend itself in the arbitration.

Item 6. Exhibits and Report on Form 8-K.

(a)	Exhibits filed for the third quarter of 2002:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Articles of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement No. 33-40872 on Form S-1 filed on May 29, 1991.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of the Company, dated December 4, 1994, incorporated herein by reference to Exhibit 3.2 of Form 10-K filed April 1, 2002.

3.3	Amended and Restated Bylaws of the Company, dated February 22, 2002, incorporated herein by reference to Exhibit 3.3 of Form 10-K filed April 1, 2002.

4.1
Second Amended and Restated Preferred Shares Rights Agreement, dated October 17, 2001, between the Company and Registrar and Transfer Agent, as Rights Agent, incorporated herein by reference to Exhibit 8 of the Form 8-A filed on November 13, 2001.

(b)	Report on Form 8-K in the third quarter of 2002:

On August 14, 2002, the Company filed a current report on Form 8-K reporting that the Company had filed with the Securities and Exchange Commission its quarterly report on Form 10-Q for the three month period ended June 30, 2002, accompanied by certifications by Kenneth E. Elmer, the Company’s President, Chief Executive Officer and Chief Financial Officer, in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

TCSI CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCSI CORPORATION

November 1, 2002	By: /s/ Kenneth E. Elmer
Kenneth E. Elmer
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATION

I, Kenneth E. Elmer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TCSI Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.  I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	By: /s/ Kenneth E. Elmer
Kenneth E. Elmer Chief Executive Officer and Chief Financial Officer